Form 10-Q
period 1999-09-30
MACKENZIE INVESTMENT MANAGEMENT INC
filed 1999-10-25
CIK 855711

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission File No. 1-7994

                      MACKENZIE INVESTMENT MANAGEMENT INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                         59-2522153
    (State or other jurisdiction of                          (IRS Employer
     incorporation or organization)                        Identification No.)

 700 South Federal Highway, Suite 300
           Boca Raton, FL                                        33432
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code (561) 393-8900

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X}

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES [ ] NO [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Outstanding: 18,832,200 shares, common stock, par value $.01 per share at October 25, 1999.

                      MACKENZIE INVESTMENT MANAGEMENT INC.

                               Index to Form 10-Q


                                     Part I

                             FINANCIAL INFORMATION
                                                                           Page
                                                                           ----
Item 1.    CONDENSED FINANCIAL STATEMENTS
           Condensed Consolidated Balance Sheets                            1

           Condensed Consolidated Statements of Operations and
             Retained Earnings                                              2

           Condensed Consolidated Statements of Cash Flows                  3

           Notes to Condensed Consolidated Financial Statements           4-5

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS               5-10

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK                                             10


                                    Part II

                               OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS                                               11

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                       11

Item 3.    DEFAULTS UPON SENIOR SECURITIES                                 11

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF
             SECURITIES HOLDERS                                            11

Item 5.    OTHER INFORMATION                                               11

Item 6.    EXHIBITS AND REPORT ON FORM 8-K                                 11

PART 1. - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MACKENZIE INVESTMENT MANAGEMENT INC.
Condensed Consolidated Balance Sheets


                                                                                      Unaudited
                                                                                    September 30,               March 31,
                                                                                        1999                       1999
                                                                                    -------------              -----------
ASSETS:
Cash and cash equivalents                                                            $32,166,925               $51,032,223
Short-term investments                                                                 7,079,022                         -
Receivables:
  Funds for fees and expense advances                                                  5,661,716                 5,372,633
  Other                                                                                1,041,039                   854,343
Property and equipment, net of accumulated
  depreciation of $2,598,151 as of September 30, 1999
  and $2,262,386 as of March 31, 1999                                                  1,332,983                 1,306,696
Management contracts, net of accumulated
  amortization of $7,372,615 as of September 30, 1999
  and $6,831,667 as of March 31, 1999                                                  5,866,179                 5,643,284
Deferred selling commissions                                                           2,623,842                 1,761,002
Other assets                                                                           4,907,240                 2,199,076
                                                                                     -----------               -----------
     Total assets                                                                    $60,678,946               $68,169,257
                                                                                     ===========               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
  Payable to Funds for purchases of Funds' shares
    and expense reimbursements                                                       $   271,656               $   158,365
  Sub-advisory fees payable                                                            3,449,735                 3,447,159
  Accounts payable                                                                       759,438                   876,578
  Accrued expenses and other liabilities                                               3,429,559                 2,138,424
  Income taxes payable                                                                        --                 9,241,917
  Deferred tax liability                                                                 383,633                     2,976
                                                                                     -----------               -----------
     Total liabilities                                                                 8,294,021                15,865,419
                                                                                     -----------               -----------

Commitments

Stockholders' equity:
  Capital stock, $.01 par value, 100,000,000 shares authorized;
    18,832,200 and 19,210,200 shares issued and outstanding
    as of September 30, 1999 and March 31, 1999, respectively                            188,322                   192,102
  Additional paid-in capital                                                          38,813,880                40,403,488
  Retained earnings                                                                   13,382,723                11,708,248
                                                                                     -----------               -----------
     Total stockholders' equity                                                       52,384,925                52,303,838
                                                                                     -----------               -----------
     Total liabilities and stockholders' equity                                      $60,678,946               $68,169,257
                                                                                     ===========               ===========


              The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.
Condensed Consolidated Statements of Operations and Retained Earnings
Unaudited


                                                                 Three months ended                  Six months ended
                                                                    September 30,                       September 30,
                                                            ---------------------------        ----------------------------
                                                               1999             1998               1999            1998
                                                            -----------     -----------        -----------      -----------
Revenues:
  Management fees                                           $ 7,984,235     $ 8,547,053        $16,041,773      $17,886,566
  Sub-advisory fees from Canadian Funds                       2,011,807       1,429,381          3,819,200        2,969,948
  12b-1 Service and Distribution fees                         2,216,600       3,848,981          4,352,759        8,041,337
  Transfer agent fees                                           741,503         764,554          1,464,418        1,514,096
  Administrative services fees                                  797,911         868,394          1,599,159        1,816,734
  Fund accounting fees                                          205,336         173,682            383,082          352,422
  Underwriting fees                                              30,415          29,037             66,022           84,371
  Redemption fees                                                68,405         843,740            118,726        1,477,117
  Interest, dividends and other                                 605,277         188,576          1,689,086          416,499
                                                            -----------     -----------        -----------      -----------
                                                             14,661,489      16,693,398         29,534,225       34,559,090
                                                            -----------     -----------        -----------      -----------
Expenses:
  Sales literature, advertising and promotion                 1,296,798         753,113          2,546,427        1,505,988
  12b-1 Service fees                                          2,267,171       2,293,592          4,430,303        4,751,778
  Employee compensation and benefits                          3,591,240       2,699,482          6,572,302        5,525,067
  Sub-advisory fees                                           3,448,361       3,778,292          6,932,730        7,865,752
  Amortization of management contracts                          270,474         270,474            540,948          540,948
  Amortization of deferred selling commissions                  224,805       1,675,330            447,862        3,373,363
  Depreciation                                                  171,878         135,234            335,765          253,912
  General and administrative                                  1,523,869         992,017          2,988,114        2,054,965
  Interest                                                            -         124,732                  -          248,173
  Occupancy and equipment rental                                270,036         206,898            533,978          439,681
  Reimbursement to Funds for expenses                           581,862         374,967          1,032,534          757,155
                                                            -----------     -----------        -----------      -----------
                                                             13,646,494      13,304,131         26,360,963       27,316,782
                                                            -----------     -----------        -----------      -----------
Income before income taxes                                    1,014,995       3,389,267          3,173,262        7,242,308
  Provision for income taxes                                    535,321         965,838          1,498,787        2,518,377
                                                            -----------     -----------        -----------      -----------
Net income                                                      479,674       2,423,429          1,674,475        4,723,931
Retained earnings, beginning of period                       12,903,049       5,460,094         11,708,248        3,159,592
                                                            -----------     -----------        -----------      -----------
Retained earnings, end of period                            $13,382,723     $ 7,883,523        $13,382,723      $ 7,883,523
                                                            ===========     ===========        ===========      ===========
Basic earnings per share                                    $      0.03     $      0.13        $      0.09      $      0.25
                                                            ===========     ===========        ===========      ===========
  Weighted average number of common shares
  outstanding used in basic calculation                      18,832,200      19,213,300         18,906,561       19,066,588
                                                            ===========     ===========        ===========      ===========
Diluted earnings per share                                  $      0.03     $      0.13        $      0.09      $      0.24
                                                            ===========     ===========        ===========      ===========
  Weighted average number of common and
  common equivalent shares outstanding
  used in diluted calculation                                18,863,950      19,275,064         18,942,301       19,301,359
                                                            ===========     ===========        ===========      ===========


             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.
Condensed Consolidated Statements of Cash Flows
Unaudited



                                                                                            Six months ended
                                                                                               September 30,
                                                                                 -------------------------------------
                                                                                      1999                     1998
                                                                                 ------------              -----------
Cash flows from operating activities:
  Net income                                                                     $  1,674,475              $ 4,723,931
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation                                                                      335,765                  253,912
    Amortization of management contracts                                              540,948                  540,948
    Amortization of deferred selling commissions                                      447,862                3,373,363
    Provision for deferred income taxes                                               380,657                2,248,377
    Payment of deferred selling commissions                                        (1,310,702)              (2,525,203)
    Change in assets and liabilities:
      Receivables                                                                    (475,779)               1,200,811
      Management contracts                                                           (763,843)                      --
      Other assets                                                                 (2,708,164)                (342,182)
      Payable to Funds for purchases of Funds' shares
        and expense reimbursements                                                    113,291                   60,612
      Sub-advisory fees payable                                                         2,576                   16,992
      Accounts payable, accrued expenses and
        other liabilities                                                           1,173,995                   43,840
      Income taxes payable                                                         (9,241,917)                       -
                                                                                 ------------              -----------
Net cash (used in) provided by operating activities                                (9,830,836)               9,595,401
                                                                                 ------------              -----------
Cash flows from investing activities:
  Purchases of property and equipment                                                (362,052)                (452,078)
  Purchases of short-term investments                                              (7,079,022)                      --
                                                                                 ------------              -----------
Net cash used in investing activities                                              (7,441,074)                (452,078)
                                                                                 ------------              -----------

Cash flows from financing activities:
  Purchase and retirement of common stock                                          (1,593,388)                 (39,116)
  Proceeds from the exercise of stock options                                              --                  406,400
                                                                                 ------------              -----------
Net cash (used in) provided by financing activities                                (1,593,388)                 367,284
                                                                                 ------------              -----------

Net (decrease) increase in cash and cash equivalents                              (18,865,298)               9,510,607
                                                                                 ------------              -----------
Cash and cash equivalents, beginning of period                                     51,032,223               20,959,781
                                                                                 ------------              -----------
Cash and cash equivalents, end of period                                           32,166,925               30,470,388
                                                                                 ============              ===========



              The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                      MACKENZIE INVESTMENT MANAGEMENT INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1999
                                  (Unaudited)

1.   Basis of Presentation

     The unaudited interim financial statements of Mackenzie Investment Management Inc. ("MIMI") and its consolidated subsidiaries (the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, these financial statements include all appropriate adjustments, consisting of normal recurring adjustments, necessary to a fair presentation of the results of operations for the periods shown. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the three months and six months ended September 30, 1999 are not necessarily indicative of the results of operations to be expected for the year ended March 31, 2000. These interim financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended March 31, 1999.

2.   Normal Course Issuer Bid

     In June 1998, the Company entered into a normal course issuer bid, which was approved by the Toronto Stock Exchange ("TSE"), to purchase up to 945,000 of its common shares. The bid commenced on June 10, 1998 and terminated on June 9, 1999. During this bid period, the Company purchased 400,800 of its common shares at a total cost of $1,701,923. These shares were acquired at market price at the time of acquisition and were immediately retired.

     In July 1999, the Company filed another notice with the TSE to commence a normal course issuer bid to purchase up to an additional 941,610 common shares of its stock representing 5% of the issued and outstanding common shares at the date of the notice. The bid was approved by the TSE effective on July 16, 1999 and will terminate on the earlier of the date on which the maximum number of common shares have been purchased, the date the Company provides notice of termination, or July 15, 2000. The Company believes that its common shares are undervalued at current market prices based on its current earnings and that the repurchase of common shares is an appropriate use of corporate funds and will benefit shareholders.

3.   Introduction of a New Product

     On July 1, 1999, the Company introduced a new product line, International Solutions, an asset allocation program, which consists of five separate investment portfolios. The portfolios invest in Ivy Funds, for which the Company provides investment management and other related services, as well as other unrelated mutual funds.

4.   Acquisition of the Assets of Hudson Capital Appreciation Fund

     On September 29, 1999, the Company acquired the assets of Hudson Capital Appreciation Fund (the "Hudson Fund"). The assets of the Hudson Fund, which were approximately $20,056,000, were merged into the Ivy U.S. Emerging Growth Fund. The cost of this transaction has been included in management contracts at September 30, 1999.

5.   Subsequent Event

     On October 13, 1999, the Corporation entered into a $10 million line of credit agreement with the First Union National Bank. The line of credit has a term of 364 days and is available for general working capital and short-term capital expenditure needs.



     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FORWARD-LOOKING STATEMENTS

     Certain statements in the Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the loss of, or the failure to replace, any significant sub-advisory relationships; changes in the relative investment performance; investor sentiment for international investing; and the year 2000 issue. The Company wishes to caution readers not to place undue reliance on such forward-looking statements and remind readers that these forward-looking statements speak only as of the date of this Quarterly Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     GENERAL

     MIMI is a public company listed on the TSE. Its majority shareholder, Mackenzie Financial Corporation ("MFC"), is a Toronto-based investment counsel and mutual fund management company. As of September 30, 1999, MFC holds 84.9% of the outstanding common shares of MIMI. MIMI is an investment adviser and has three wholly owned subsidiaries, as follows:

         Ivy Management, Inc. ("IMI"), an investment adviser;
         Ivy Mackenzie Distributors, Inc. ("IMDI"), a broker/dealer; and Ivy Mackenzie Services Corp. ("IMSC"), a transfer agent.

     The Company's principal business activities are carried on solely in the United States and include:

     o Managing public mutual funds offered in the U.S. (the "Funds") by Ivy Fund and Mackenzie Solutions, which are U.S. open-end series investment companies registered under the Investment Company Act of 1940, as amended;

     o Providing investment advisory services to the Funds and sub-advisory services to nine Universal Funds sold only in Canada and managed by MFC (the "Canadian Funds");

     o Underwriting, selling and otherwise distributing redeemable shares of the Funds in the U.S. through various distribution channels;

     o Providing transfer agent, administrative and fund accounting services to the Funds.

     The Company derives its revenues principally from ongoing management fees and sub-advisory fees calculated as a percentage of average daily net assets under management, and from fees related to services performed for the Funds under contracts for administrative, transfer agent and fund accounting services. The level of assets under management is affected by gross sales, redemptions and changes in market values of the mutual fund's portfolio of investments. As the level of assets under management fluctuates so does management fee revenue. While an increase in assets under management will most likely increase transfer agent fees, these fees are more directly related to the number of shareholder accounts in the Funds.

     RESULTS OF OPERATIONS

     SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1998

     Net assets under management, exclusive of assets of the Canadian Funds, for which MIMI provides sub-advisory services to MFC, increased 5% to $3,258 million at September 30, 1999 from $3,105 million at September 30, 1998. Of the $153 million increase, a $616 million decrease was attributable to net redemptions (sales less redemptions) which was offset by a $769 million increase which was attributable to market appreciation and introduction of new products. However, average assets under management decreased 11% to $3,338 million during the six months ended September 30, 1999 from $3,731 million during the six months ended September 30, 1998.

     Net sales for the six month period ended September 30, 1999 decreased by $93 million compared to the six month period ended September 30, 1998 due to (i) a $52 million increase in redemptions and (ii) a $41 million decrease in sales. The increase in redemptions and the decrease in sales are primarily caused by (i) the Ivy International Fund ("IIF") being closed to new shareholders, and (ii) in management's opinion, investors' apprehension of the world financial markets.

     REVENUES

     Total revenues decreased 15% in the first six months of fiscal year 2000 from the first six months of fiscal year 1999 due primarily to the sale of the Class B deferred selling commission asset (See Liquidity and Capital Resources) and the decrease in the average assets under management.

     Management fees, transfer agent fees, administrative services fees and fund accounting fees decreased 10% for the six months ended September 30, 1999 from the comparable period last year as a result of the decrease in average assets under management.

     Sub-advisory fees from the Canadian Funds increased 29% for the six months ended September 30, 1999 as compared to the six months ended September 30, 1998. This increase is attributable to a 65% increase in the Canadian Funds' assets to $1,960 million at September 30, 1999 from $1,185 million at September 30, 1998. Nine Canadian Funds are currently being sub-advised as compared to eight Canadian Funds at September 30, 1998.

     12b-1 Service and Distribution fees received from the Funds decreased by $3,688,000 to $4,353,000 for the six months ended September 30, 1999 from $8,041,000 for the comparable period last year, primarily due to the sale of the Class B deferred selling commission asset and a decrease in average assets under management. As a result of the sale, 12b-1 Distribution fees on the mutual fund shares represented by the deferred selling commission asset sold are paid to a third party. The sale resulted in a decrease in the asset base on which the Company collects 12b-1 Distribution fees. (See Liquidity and Capital Resources). The sale also resulted in a 92% reduction of contingent deferred sales charges (redemption fees).

     Interest, dividends and other revenue increased 306% for the six months ended September 30, 1999 from the comparable period last year. This increase is due to (i) an increase in average cash balances primarily due to cash received from the sale of the Class B deferred selling commission asset (See Liquidity and Capital Resources) and (ii) dividends received on investments held by the Company.

     EXPENSES

     Total operating expenses decreased by 3% during the six months ended September 30, 1999 as compared to the six months ended September 30, 1998 due to (i) the reduction in the amortization of deferred selling commissions as a result of the sale of the Class B deferred selling commission asset (See Liquidity and Capital Resources) and (ii) reduced sub-advisory fees expense due to a decrease in the net assets of IIF, for which a third party provides investment advisory services.

     Sales literature, advertising and promotion increased 69% for the six months ended September 30, 1999 over the comparable period last year because of sales force and related marketing expenditure increases for the promotion of new and existing products.

     12b-1 Service fees paid to broker/dealers decreased 7% due to the decrease in average assets under management.

     Employee compensation and benefits increased 19% for the six months ended September 30, 1999 from the comparable period last year. This increase is due to (i) a severance payment made to the former President and Chief Executive Officer who resigned in July 1999 and (ii) an increase in staffing levels at September 30, 1999 as compared to September 30, 1998.

     General and administrative expenses increased 45% for the six months ended September 30, 1999 from the comparable period last year, primarily due to
     (i) the expensing of certain fund organization costs resulting from the adoption of Statement of Position No. 98-5, Reporting on the Cost of Start-Up Activities, and (ii) the outsourcing of certain technology related services to an unrelated third party.

     There were no charges to interest expense for the six months ended September 30, 1999 as compared to $248,000 for the comparable period last year as the bank line of credit was repaid when the deferred selling commission asset was sold in fiscal year 1999. (See Liquidity and Capital Resources).

     IMI voluntarily limits total fund expenses for certain Funds and bears expenses in excess of such limits. The increase of $275,000 for the six months ended September 30, 1999 from the comparable period last year is attributable to (i) a decrease in the average net assets of many of the Funds that IMI reimburses and (ii) the introduction of a new product line in July 1999, International Solutions, which consists of five separate investment portfolios for which IMI voluntarily limits expenses.

     THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Average net assets for the quarter decreased 7% to $3,303 million during the quarter ended September 30, 1999 from $3,547 million during the quarter ended September 30, 1998.

     Net sales for the three month period ended September 30, 1999 increased by $57 million compared to the three month period ended September 30, 1998 due to (i) a $56 million decrease in redemptions and (ii) a $1 million increase in sales. During the quarter ended September 30, 1998, worldwide markets were extremely volatile because of the many economic and political uncertainties existing throughout the world. In management's opinion, this volatility caused an increase in mutual fund redemptions during the quarter ended September 30, 1998. It appears that investor sentiment towards international investing may be changing. However, the Funds continue to show net redemptions of $107 million for the quarter ended September 30, 1999 primarily in the closed IIF.

     REVENUES

     Total revenues decreased 12% for the quarter ended September 30, 1999 from the comparable quarter last year. The decrease is primarily due to the sale of the Class B deferred selling commission asset (See Liquidity and Capital Recourses) and the decrease in the average assets under management. This also has led to reductions in management fees, transfer agent fees, administrative services fees and fund accounting fees.

     12b-1 Service and Distribution fees and redemption fees have been reduced for the quarter ended September 30, 1999 from the comparable quarter last year as a result of the sale of the Class B deferred selling commission asset. (See Liquidity and Capital Recourses).

     Sub-advisory fees from the Canadian Funds increased 41% for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This increase is attributable to a 65% increase in the Canadian Funds' assets to $1,960 million at September 30, 1999 from $1,185 million at September 30, 1998.

     Interest, dividends and other revenue increased 220% for the three months ended September 30, 1999 from the comparable period last year. This increase is due to (i) an increase in average cash balances primarily due to cash received from the sale of the Class B deferred selling commission asset (See Liquidity and Capital Resources) and (ii) dividends received on investments held by the Company.

     EXPENSES

     Total operating expenses increased by 3% during the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 primarily due to a severance payment to the former President and Chief Executive Officer who resigned in July 1999.

     Sale literature, advertising and promotion increased 72% for the three months ended September 30, 1999 from the comparable period last year due to an increase in the sales force and related marketing expenditures for the promotion of new and existing products.

     Employee compensation and benefits increased 33% for the three months ended September 30, 1999 from the comparable period last year. This increase is due to (i) a severance payment to the former President and Chief Executive Officer and (ii) an increase in staffing levels at September 30, 1999 as compared to September 30, 1998.

     Sub-advisory fees paid to the sub-advisor of IIF decreased 9% for the three months ended September 30, 1999 from the comparable period last year, due to the decrease in average net assets of IIF.

     General and administrative expenses increased 54% for the three months ended September 30, 1999 from the comparable period last year as a result of the expensing of certain fund organization costs resulting from the adoption of Statement of Position No. 98-5, Reporting on the Cost of Start-Up Activities and the outsourcing of certain technology related services to an unrelated third party.

     IMI voluntarily limits total fund expenses for certain Funds and bears expenses in excess of such limits. The increase of 55% for the three months ended September 30, 1999 from the comparable period last year resulted from a decrease in the average net assets of many of the Funds that IMI reimburses and the introduction of five new funds in July 1999 for which IMI voluntarily limits expenses.

     LIQUIDITY AND CAPITAL RESOURCES

     Liquidity and capital resources are primarily derived from the operating cash flows received by the Company from managing and providing investment advisory services to the mutual funds offered in the U.S. and from providing sub-advisory services to the Canadian Funds. The Company manages its resources to ensure the availability of sufficient cash flows to meet all of its financial commitments.

     In March 1999, the Class B deferred selling commission asset was sold to an unrelated third party resulting in net proceeds of approximately $21 million. The cash received will be used for general corporate purposes. The Company estimates that cash flows in fiscal year 2000 will decrease by approximately $8 million due to the estimated decrease in 12b-1 Distribution fees and redemption fees resulting from the transaction. In March 1999, the Company repaid BankBoston, N.A. all amounts outstanding under its credit facility, which was used to fund the commissions paid to brokers.

     The Company's cash and cash equivalents decreased by $18.9 million at September 30, 1999 from the balance at March 31, 1999. The decrease resulted from the payment of federal and state income taxes of $9.2 million, purchases of short-term investments of $7.1 million, purchases of property and equipment of $362,000, principally consisting of computer equipment and software enhancements, and the purchase and retirement of the Company's common stock for $1,593,000.

     Included in cash equivalents at September 30, 1999 are $23.0 million of short-term investments that can be readily converted into cash.

     The payment of deferred selling commissions to broker/dealers decreased to $1.3 million for the six months ended September 30, 1999 as compared to $2.5 million for the six months ended September 30, 1998. Commissions payments made during the six-month periods ended September 30, 1999 and 1998 were funded internally from operations.

     On October 13, 1999, the Corporation entered into a $10 million line of credit agreement with the First Union National Bank. The line of credit has a term of 364 days and is available for general working capital and short-term capital expenditure needs.

     YEAR 2000 PROJECT

     The Company's year 2000 project plan has included discovery, assessment, remediation, system testing, contingency planning and internal certification. The Company has completed 100% of the assessment, remediation and system testing for internal mission critical information technology and non-information technology systems. Internal systems have been certified as being year 2000 compliant. The Company continues integration testing among internal systems. The Company continues testing with third-party vendors of mission-critical information technology systems as well. The testing is precautionary and will continue through the end of calendar year 1999.

     To date, the Company's expenditures for year 2000 project plan have not been significant to its operations. Mission critical systems are provided by third parties who have been primarily responsible for compliance. Existing staff has been redeployed to address the year 2000 project. The Company does not believe that the redeployment of existing staff has had or will have a material adverse effect on its business, results of operations or financial position.

     The impact of year 2000 issues on the Company will depend not only on the corrective actions that it takes, but also on the way in which year 2000 issues are addressed by businesses and other third parties that provide services or data to, or receive services or data from, the Company. To reduce this exposure, the Company has an on-going process of contacting mission critical third-party vendors to determine their year 2000 plans and target dates. As of October 25, 1999, the Company has not been advised by any such third-party vendors that they will not be year 2000 compliant. However, in many cases, the Company is not in a position to verify the accuracy or completeness of the information it receives from third parties and as a result is dependent on their willingness and ability to disclose, and to address, their year 2000 problems. While the Company has received assurances from its critical vendors regarding year 2000 compliance, such assurances have been qualified and it is not clear whether or not such assurances are legally enforceable. Thus, notwithstanding the Company's efforts, there can be no assurance that mission critical third-party vendors will adequately address their year 2000 issues.

     The Company has developed contingency plans to address risks associated with year 2000 issues. These activities include retaining and testing off-site recovery procedures with a third party service to ensure that computer and communications hardware will function. In addition, the Company is developing and testing manual procedures as alternatives to mission critical processes.

     Until the year 2000 event actually occurs and for a period of time thereafter, there can be no assurance that there will be no problems related to year 2000. If year 2000 issues are not adequately addressed by the Company and third parties, the Company could face, among other things, business disruptions, operational problems, financial losses, legal liability and similar risks, and the Company's business, results of operations and financial position could be materially adversely affected.


     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None

     PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     There are currently no legal proceedings pending to which the Company is a party or of which any of its property is the subject. Further, there are no material legal proceedings to which any director, officer, or affiliate of the Company or any associate thereof is a party adverse to the Company. There are no material administrative or judicial proceedings pending or known to be contemplated by any governmental authorities.


     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     At the Company's Annual and Special Meeting of Shareholders held on September 9, 1999, the election of the Board of Directors' nominees was approved, the appointment of the auditors and the authorization of the directors to fix the remuneration of the auditors was approved, and the resolution of the Board of Directors increasing the maximum number of shares available for issue under the Stock Option Plan was approved.

     ITEM 5.  OTHER INFORMATION

         None

     ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

        EXHIBITS            DESCRIPTION
        --------            -----------
          27.1              Financial Data Schedule


SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


Name                                        Capacity                                Date
----                                        --------                                ----

/s/ KEITH J. CARLSON
------------------------------
Keith J. Carlson                    President and Chief Executive Officer       October 25, 1999



/s/ C. WILLIAM FERRIS
------------------------------
C. William Ferris                   Senior Vice President, Chief Financial      October 25, 1999
                                    Officer and Secretary/Treasurer
