Form 10-Q
period 1999-12-31
MACKENZIE INVESTMENT MANAGEMENT INC
filed 2000-01-25
CIK 855711

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________to_________

      Commission File No. 1-7994

                      MACKENZIE INVESTMENT MANAGEMENT INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                    59-2522153
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

        700 South Federal Highway, Suite 300
                   Boca Raton, FL                           33432
      (Address of principal executive offices)           (Zip Code)


        Registrant's telephone number, including area code (561) 393-8900


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES [ ]  NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Outstanding: 18,594,500 shares, common stock, par value $.01 per share at January 28, 2000.

                      MACKENZIE INVESTMENT MANAGEMENT INC.

                               Index to Form 10-Q



                                                                                       PAGE
                                                                                       ----
                                     Part I

                              FINANCIAL INFORMATION

Item 1.  CONDENSED FINANCIAL STATEMENTS
         Condensed Consolidated Balance Sheets                                           1

         Condensed Consolidated Statements of Operations and
           Retained Earnings                                                             2

         Condensed Consolidated Statements of Cash Flows                                 3

         Notes to Condensed Consolidated Financial Statements                           4-5

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                5-10

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK                                                            10


                                   Part II

                              OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS                                                              10

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                      10

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                                10

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
           SECURITIES HOLDERS                                                           10

Item 5.  OTHER INFORMATION                                                              11

Item 6.  EXHIBITS AND REPORT ON FORM 8-K                                                11



PART 1. - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
MACKENZIE INVESTMENT MANAGEMENT INC.
Condensed Consolidated Balance Sheets


                                                                     Unaudited
                                                                     December 31,       March 31,
                                                                         1999             1999
                                                                     -----------      -----------
ASSETS:
Cash and cash equivalents                                            $40,242,966      $51,032,223
Receivables:
  Funds for fees and expense advances                                  6,199,262        5,372,633
  Other                                                                1,014,413          854,343
Property and equipment, net of accumulated
  depreciation of $2,777,146 as of December 31, 1999
  and $2,262,386 as of March 31, 1999                                  1,185,094        1,306,696
Management contracts, net of accumulated
  amortization of $7,663,252 as of December 31, 1999
  and $6,831,667 as of March 31, 1999                                  5,626,425        5,643,284
Deferred selling commissions                                           3,269,483        1,761,002
Other assets                                                           5,535,299        2,199,076
                                                                     -----------      -----------
     Total assets                                                    $63,072,942      $68,169,257
                                                                     ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
  Payable to Funds for purchases of Funds' shares
    and expense reimbursements                                       $   277,542      $   158,365
  Sub-advisory fees payable                                            3,360,941        3,447,159
  Accounts payable                                                       815,815          876,578
  Accrued expenses and other liabilities                               4,040,192        2,138,424
  Income taxes payable                                                   184,270        9,241,917
  Deferred tax liability                                                 954,391            2,976
                                                                     -----------      -----------
     Total liabilities                                                 9,633,151       15,865,419
                                                                     -----------      -----------

Commitments

Stockholders' equity:
  Capital stock, $.01 par value, 100,000,000 shares authorized;
    18,601,600 and 19,210,200 shares issued and outstanding
    as of December 31, 1999 and March 31, 1999, respectively             186,016          192,102
  Additional paid-in capital                                          37,996,005       40,403,488
  Retained earnings                                                   15,257,770       11,708,248
                                                                     -----------      -----------
     Total stockholders' equity                                       53,439,791       52,303,838
                                                                     -----------      -----------
     Total liabilities and stockholders' equity                      $63,072,942      $68,169,257
                                                                     ===========      ===========



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.
Condensed Consolidated Statements of Operations and Retained Earnings
Unaudited

                                                         Three months ended                 Nine months ended
                                                             December 31,                      December 31,
                                                    ----------------------------      ----------------------------
                                                        1999             1998             1999              1998
                                                    -----------      -----------      -----------      -----------
Revenues:
  Management fees                                   $ 8,158,278      $ 7,985,643      $24,200,052      $25,872,209
  Sub-advisory fees from Canadian Funds               2,395,656        1,443,958        6,214,855        4,413,906
  12b-1 Service and Distribution fees                 2,187,487        3,586,731        6,540,246       11,628,069
  Transfer agent fees                                   778,758          792,266        2,243,176        2,306,362
  Administrative services fees                          813,026          803,909        2,412,185        2,620,643
  Fund accounting fees                                  214,121          176,642          597,203          529,064
  Underwriting fees                                      82,002           24,380          148,024          108,751
  Redemption fees                                       101,299          899,299          220,025        2,376,416
  Interest, dividends and other                       1,426,492          506,477        3,115,578          922,974
                                                    -----------      -----------      -----------      -----------
                                                     16,157,119       16,219,305       45,691,344       50,778,394
                                                    -----------      -----------      -----------      -----------
Expenses:
  Sales literature, advertising and promotion           591,714          791,680        3,138,141        2,297,667
  12b-1 Service fees                                  2,271,388        2,169,489        6,701,691        6,921,268
  Employee compensation and benefits                  3,070,596        2,228,266        9,642,899        7,753,333
  Sub-advisory fees                                   3,361,260        3,515,533       10,293,990       11,381,285
  Amortization of management contracts                  290,637          270,474          831,585          811,421
  Amortization of deferred selling commissions          253,414        1,651,203          701,277        5,024,566
  Depreciation                                          178,995          146,230          514,760          400,142
  General and administrative                          1,762,166        1,321,546        4,750,279        3,376,510
  Interest                                                   --          120,260               --          368,433
  Occupancy and equipment rental                        295,255          236,436          829,232          676,118
  Reimbursement to Funds for expenses                   831,875          463,020        1,864,409        1,220,175
                                                    -----------      -----------      -----------      -----------
                                                     12,907,300       12,914,137       39,268,263       40,230,918
                                                    -----------      -----------      -----------      -----------
Income before income taxes                            3,249,819        3,305,168        6,423,081       10,547,476
  Provision for income taxes                          1,374,772        1,345,793        2,873,559        3,864,170
                                                    -----------      -----------      -----------      -----------
Net income                                            1,875,047        1,959,375        3,549,522        6,683,306
Retained earnings, beginning of period               13,382,723        7,883,523       11,708,248        3,159,592
                                                    -----------      -----------      -----------      -----------
Retained earnings, end of period                    $15,257,770      $ 9,842,898      $15,257,770      $ 9,842,898
                                                    ===========      ===========      ===========      ===========
Basic earnings per share                            $      0.10      $      0.10      $      0.19      $      0.35
                                                    ===========      ===========      ===========      ===========
  Weighted average number of common shares
  outstanding used in basic calculation              18,718,017       19,208,274       18,843,484       19,113,866
                                                    ===========      ===========      ===========      ===========
Diluted earnings per share                          $      0.10      $      0.10      $      0.19      $      0.35
                                                    ===========      ===========      ===========      ===========
  Weighted average number of common and
  common equivalent shares outstanding
  used in diluted calculation                        18,745,098       19,248,471       18,874,829       19,282,252
                                                    ===========      ===========      ===========      ===========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.
Condensed Consolidated Statements of Cash Flows

Unaudited                                                       Nine months ended
                                                                    December 31,
                                                               1999              1998
                                                           ------------       ------------
Cash flows from operating activities:
  Net income                                               $  3,549,522       $  6,683,306
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation                                                514,760            400,142
    Amortization of management contracts                        831,585            811,421
    Amortization of deferred selling commissions                701,277          5,024,566
    Provision for deferred income taxes                         951,415          3,594,170
    Payment of deferred selling commissions                  (2,209,759)        (3,153,125)
    Change in assets and liabilities:
      Receivables                                              (986,699)           137,844
      Management contracts                                     (814,725)                --
      Other assets                                           (3,336,223)          (971,682)
      Payable to Funds for purchases of Funds' shares
        and expense reimbursements                              119,177            135,292
      Sub-advisory fees payable                                 (86,218)          (245,706)
      Accounts payable, accrued expenses and
        other liabilities                                     1,841,005            266,706
      Income taxes payable                                   (9,057,647)                --
                                                           ------------       ------------

Net cash (used in) provided by operating activities          (7,982,530)        12,682,934
                                                           ------------       ------------

Cash flows from investing activities:
  Purchases of property and equipment                          (393,158)          (543,129)
                                                           ------------       ------------

Net cash used in investing activities                          (393,158)          (543,129)
                                                           ------------       ------------

Cash flows from financing activities:
  Purchase and retirement of common stock                    (2,413,569)          (108,537)
  Proceeds from the exercise of stock options                        --            412,025
                                                           ------------       ------------

Net cash (used in) provided by financing activities          (2,413,569)           303,488
                                                           ------------       ------------

Net (decrease) increase in cash and cash equivalents        (10,789,257)        12,443,293

Cash and cash equivalents, beginning of period               51,032,223         20,959,781
                                                           ------------       ------------

Cash and cash equivalents, end of period                     40,242,966         33,403,074
                                                           ============       ============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      MACKENZIE INVESTMENT MANAGEMENT INC.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 1999
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The unaudited interim financial statements of Mackenzie Investment Management Inc. ("MIMI") and its consolidated subsidiaries (the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, these financial statements include all appropriate adjustments, consisting of normal recurring adjustments, necessary to a fair presentation of the results of operations for the periods shown. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the three months and nine months ended December 31, 1999 are not necessarily indicative of the results of operations to be expected for the year ended March 31, 2000. These interim financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended March 31, 1999.

2.   NORMAL COURSE ISSUER BID

     In June 1998, the Company entered into a normal course issuer bid, which was approved by the Toronto Stock Exchange ("TSE"), to purchase up to 945,000 of its common shares. The bid commenced on June 10, 1998 and terminated on June 9, 1999. During this bid period, the Company purchased 400,800 of its common shares at a total cost of $1,701,923.

     In July 1999, the Company filed another notice with the TSE to commence a normal course issuer bid to purchase up to an additional 941,610 common shares of its stock representing 5% of the issued and outstanding common shares at the date of the notice. The bid was approved by the TSE effective on July 16, 1999 and will terminate on the earlier of the date on which the maximum number of common shares have been purchased, the date the Company provides notice of termination, or July 15, 2000. For the period July 16, 1999 through December 31, 1999, the Company has purchased an additional 230,600 of its common shares at a total cost of $820,183.

     All shares acquired under the normal course issuer bid are acquired at market price at the time of acquisition and are immediately retired.

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

5.   LINE OF CREDIT

     On October 13, 1999, the Corporation entered into a $10 million line of credit agreement with the First Union National Bank. The line of credit has a term of 364 days and is available for general working capital and short-term capital expenditure needs. No amounts were drawn on the line of credit as of December 31, 1999.

6.   SUBSEQUENT EVENT

     During January 2000 under its normal course issuer bid, the Company purchased an additional 7,100 shares of its common shares at a total cost of $23,459. The shares were acquired at market price at the time of acquisition.


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FORWARD-LOOKING STATEMENTS

     Certain statements in the Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the loss of, or the failure to replace, any significant sub-advisory relationships; changes in the relative investment performance; and investor sentiment for international investing. The Company wishes to caution readers not to place undue reliance on such forward-looking statements and remind readers that these forward-looking statements speak only as of the date of this Quarterly Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     GENERAL

     MIMI is a public company listed on the TSE. Its majority shareholder, Mackenzie Financial Corporation ("MFC"), is a Toronto-based investment counsel and mutual fund management company. As of December 31, 1999, MFC holds 85.9% of the outstanding common shares of MIMI. MIMI is an investment adviser and has three wholly owned subsidiaries, as follows:

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

     o Providing investment advisory services to the Funds and sub-advisory services to eleven Universal Funds sold only in Canada and managed by MFC (the "Canadian Funds");

     o Underwriting, selling and otherwise distributing redeemable shares of the Funds in the U.S. through various distribution channels; and

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

     RESULTS OF OPERATIONS

     NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1998

     Net assets under management, exclusive of assets of the Canadian Funds, for which MIMI provides sub-advisory services to MFC, increased 4% to $3,630 million at December 31, 1999 from $3,479 million at December 31, 1998. Of the $151 million increase, $198 million was attributable to market appreciation and introduction of new products, which was offset by a $47 million decrease attributable to net redemptions (sales less redemptions). However, average assets under management decreased 7% to $3,352 million during the nine months ended December 31, 1999 from $3,595 million during the nine months ended December 31, 1998.

     Net sales for the nine month period ended December 31, 1999 decreased by $47 million compared to the nine month period ended December 31, 1998. The decrease in net sales is primarily caused by (i) the Ivy International Fund ("IIF") being closed to new shareholders; and (ii) in management's opinion, investors' apprehension of the world financial markets.

     REVENUES

     Total revenues decreased 10% in the first nine months of fiscal year 2000 from the first nine months of fiscal year 1999 due primarily to the sale of the Class B deferred selling commission asset (SEE LIQUIDITY AND CAPITAL RESOURCES) and the decrease in the average net assets under management.

     Management fees, transfer agent fees, administrative services fees and fund accounting fees decreased 6% for the nine months ended December 31, 1999 from the comparable period last year as a result of the decrease in average net assets under management.

     Sub-advisory fees from the Canadian Funds increased 41% for the nine months ended December 31, 1999 as compared to the nine months ended December 31, 1998. This increase is attributable to a

     51% increase in the Canadian Funds' average net assets to $1,905 million for the nine month period ended December 31, 1999 from $1,259 million for the nine month period ended December 31, 1998. Eleven Canadian Funds are currently being sub-advised as compared to nine Canadian Funds at December 31, 1998.

     12b-1 Service and Distribution fees received from the Funds decreased by $5.1 million to $6.5 million for the nine months ended December 31, 1999 from $11.6 million for the comparable period last year, primarily due to the sale of the Class B deferred selling commission asset and a decrease in average net assets under management. As a result of the sale, 12b-1 Distribution fees on the mutual fund shares represented by the deferred selling commission asset sold are paid to a third party. The sale resulted in a decrease in the asset base on which the Company collects 12b-1 Distribution fees. (SEE LIQUIDITY AND CAPITAL RESOURCES). The sale also resulted in a 91% reduction of contingent deferred sales charges (redemption fees).

     Interest, dividends and other revenue increased 238% for the nine months ended December 31, 1999 from the comparable period last year. This increase is due to (i) an increase in average cash balances primarily due to cash received from the sale of the Class B deferred selling commission asset (SEE LIQUIDITY AND CAPITAL RESOURCES) and (ii) dividends received on investments held by the Company.

     EXPENSES

     Total operating expenses decreased by 2% during the nine months ended December 31, 1999 as compared to the nine months ended December 31, 1998 due to (i) the reduction in the amortization of deferred selling commissions as a result of the sale of the Class B deferred selling commission asset (SEE LIQUIDITY AND CAPITAL RESOURCES) and (ii) reduced sub-advisory fees expense due to a decrease in the average net assets of IIF, for which a third party provides investment advisory services.

     Sales literature, advertising and promotion increased 37% for the nine months ended December 31, 1999 over the comparable period last year because of sales force and related marketing expenditure increases for the promotion of new and existing products.

     12b-1 Service fees paid to broker/dealers decreased 3% due to the decrease in average assets under management.

     Employee compensation and benefits increased 24% for the nine months ended December 31, 1999 from the comparable period last year. This increase is due to (i) a severance payment made to the former President and Chief Executive Officer who resigned in July 1999 and (ii) an increase in staffing levels at December 31, 1999 as compared to December 31, 1998.

     General and administrative expenses increased 41% for the nine months ended December 31, 1999 from the comparable period last year, primarily due to
     (i) the expensing of certain fund organization costs resulting from the adoption of Statement of Position No. 98-5, Reporting on the Cost of Start-Up Activities, and (ii) the outsourcing of certain technology related services to an unrelated third party.

     There were no charges to interest expense for the nine months ended December 31, 1999 as compared to $368,000 for the comparable period last year as the bank line of credit was repaid when the deferred selling commission asset was sold in fiscal year 1999. (SEE LIQUIDITY AND CAPITAL RESOURCES).

     IMI voluntarily limits total fund expenses for certain Funds and bears expenses in excess of such limits. The increase of $644,000 for the nine months ended December 31, 1999 from the comparable period last year is attributable to (i) a decrease in the average net assets of many of the Funds that IMI reimburses and (ii) the introduction of a new product line in July 1999, International Solutions, which consists of five separate investment portfolios for which IMI voluntarily limits expenses.

     THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

     Average net assets for the quarter increased 2% to $3,379 million during the quarter ended December 31, 1999 from $3,322 million during the quarter ended December 31, 1998.

     Sales for the three month period ended December 31, 1999 increased by $46 million compared to the three month period ended December 31, 1998, while redemptions remained comparable at $242 million for the corresponding periods ended December 31, 1999 and 1998. It appears that investor sentiment towards international investing may be changing.

     REVENUES

     Total revenues decreased by less than 1% for the quarter ended December 31, 1999 from the comparable quarter last year. The decrease is primarily due to the sale of the Class B deferred selling commission asset (SEE LIQUIDITY AND CAPITAL RECOURSES).

     Management fees, transfer agent fees, administrative services fees and fund accounting fees increased 2% for the three months ended December 31, 1999 from the comparable period last year as a result of the increase in average net assets under management.

     12b-1 Service and Distribution fees and redemption fees have decreased 49% for the quarter ended December 31, 1999 from the comparable quarter last year as a result of the sale of the Class B deferred selling commission asset. (SEE LIQUIDITY AND CAPITAL RECOURSES).

     Sub-advisory fees from the Canadian Funds increased 66% for the three months ended December 31, 1999 as compared to the three months ended December 31, 1998. This increase is attributable to a 87% increase in the Canadian Funds' average net assets to $2,288 million for the three month period ended December 31, 1999 from $1,224 million for the three month period ended December 31, 1998.

     Interest, dividends and other revenue increased 182% for the three months ended December 31, 1999 from the comparable period last year. This increase is due to (i) an increase in average cash balances primarily due to cash received from the sale of the Class B deferred selling commission asset (SEE LIQUIDITY AND CAPITAL RESOURCES) and (ii) dividends received on investments held by the Company.

     EXPENSES

     Total operating expenses for the three months ended December 31, 1999 were comparable to the corresponding period last year. Increases in expenses related to the growth in our business (general and administrative expenses, employee compensation and benefits and reimbursement to the Funds for expenses) were offset primarily by a decrease in the amortization of deferred selling commissions.

     Sales literature, advertising and promotion decreased 25% for the three months ended December 31, 1999 from the comparable period last year due to management's re-evaluation of certain marketing programs.

     Employee compensation and benefits increased 38% for the three months ended December 31, 1999 from the comparable period last year. This increase is due to an increase in staffing levels at December 31, 1999 as compared to December 31, 1998.

     Sub-advisory fees decreased 4% for the three months ended December 31, 1999 from the comparable period last year, due to a decrease in average net assets of certain sub-advised funds.

     General and administrative expenses increased 33% for the three months ended December 31, 1999 from the comparable period last year as a result of the expensing of certain fund organization costs resulting from the adoption of Statement of Position No. 98-5, Reporting on the Cost of Start-Up Activities and the outsourcing of certain technology related services to an unrelated third party.

     IMI voluntarily limits total fund expenses for certain Funds and bears expenses in excess of such limits. The increase of 80% for the three months ended December 31, 1999 from the comparable period last year resulted primarily from introduction of five new funds in July 1999 for which IMI voluntarily limits expenses.

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

     In March 1999, the Class B deferred selling commission asset was sold to an unrelated third party resulting in net proceeds of approximately $21 million. The cash received is being used for general corporate purposes. The Company estimates that cash flows in fiscal year 2000 will decrease by approximately $8 million due to the estimated decrease in 12b-1 Distribution fees and redemption fees resulting from the transaction. In March 1999, the Company repaid BankBoston, N.A. all amounts outstanding under its credit facility, which was used to fund the commissions paid to brokers.

     The Company's cash and cash equivalents decreased by $10.8 million at December 31, 1999 from the balance at March 31, 1999. The decrease resulted in cash used in operating activities of $8.0 million (primarily federal and state income taxes), purchases of property and equipment of $393,000, principally consisting of computer equipment and software enhancements, and the purchase and retirement of the Company's common stock for $2.4 million.

     The payment of deferred selling commissions to broker/dealers decreased to $2.2 million for the nine months ended December 31, 1999 as compared to $3.2 million for the nine months ended December 31, 1998. Commissions payments made during the nine-month periods ended December 31, 1999 and 1998 were funded internally from operations.

     On October 13, 1999, the Company entered into a $10 million line of credit agreement with the First Union National Bank. The line of credit has a term of 364 days and is available for general working capital and short-term capital expenditure needs. There are no immediate plans to draw on the line of credit as the Company maintains sufficient cash balances to meet its financial commitments.

     YEAR 2000 PROJECT

     In 1996, the Company began the process of identifying, evaluating and implementing changes to its critical computer programs and equipment to address the year 2000 issue. The project plan included discovery, assessment, remediation, system testing, contingency planning and internal certification.

     The Company successfully completed its year 2000 rollover without any mission-critical information technology or non-information technology system disruptions. The Company is not aware of any year 2000 related problems with third-party vendors of mission-critical information technology systems. However, it will continue to maintain contingency plans with respect to its third-party vendor relationships.

     Although the year 2000 event has occurred, there can be no assurance that there will be no problems related to the year 2000 for a period of time after January 1, 2000. If year 2000 issues are not adequately addressed, the Company could face, among other things, business disruptions, operational problems, financial losses, legal liability and similar risks, and the Company's business, results of operations and financial position could be materially adversely affected.

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None


     PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     There are currently no legal proceedings pending to which the Company is a party or of which any of its property is the subject. Further, there are no material legal proceedings to which any director, officer, or affiliate of the Company or any associate thereof is a party which is adverse to the Company. There are no material administrative or judicial proceedings pending or known to be contemplated by any governmental authorities.


     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

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

NAME                                        CAPACITY                                           DATE
----                                        --------                                           ----


 /s/ Keith J. Carlson
-------------------------------
Keith J. Carlson                    President and Chief Executive Officer                 January 28, 2000


 /s/ Beverly Yanowitch
-------------------------------
Beverly Yanowitch                   Vice President and Chief Financial Officer            January 28, 2000

