Form 10-K
period 2000-03-31
MACKENZIE INVESTMENT MANAGEMENT INC
filed 2000-06-29
CIK 855711

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                            COMMISSION FILE NUMBER
MARCH 31, 2000                                              000-17994

                      MACKENZIE INVESTMENT MANAGEMENT INC.
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                           59-2522153
 (State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

        700 SOUTH FEDERAL HIGHWAY, SUITE 300
                   BOCA RATON, FL                                33432
      (Address of Principal Executive Offices)                 (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (561) 393-8900

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

There were 18,707,800 shares of the Company's Common Stock outstanding as of June 23, 2000. Based on the last sale price of the Registrant's Common Stock on the Toronto Stock Exchange on June 23, 2000, the aggregate market value of the shares of such Common Stock held by non-affiliates of the registrant was approximately $14,472,790.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the "Proxy Statement"), to be filed with the Securities and Exchange Commission relating to the Company's Annual Meeting of Stockholders to be held on September 7, 2000 (the "Annual Meeting"), are incorporated by reference in Part III hereof (as indicated therein).

FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-K under the captions "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the loss of, or the failure to replace, any significant sub-advisory relationship; changes in the relative investment performance; and investor sentiment for international investing. These forward-looking statements speak only as of the date of this Form 10-K. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 1.  BUSINESS.


GENERAL DEVELOPMENT OF BUSINESS

         Mackenzie Investment Management Inc. ("MIMI") was incorporated under the laws of the State of Delaware by Certificate of Incorporation dated April 18, 1985. MIMI is a majority owned subsidiary of Mackenzie Financial Corporation ("MFC"), a Toronto-based investment counsel and mutual fund management company.

         MIMI provides, through various subsidiaries, investment management, marketing, distribution, transfer agency and other administrative services to Ivy Fund and beginning in July 1999, to Mackenzie Solutions, both of which are Massachusetts business trusts registered under the Investment Company Act of 1940, as amended (the "40 Act"), as U.S. open-end investment companies, consisting of nineteen and five separate portfolios, respectively, as of March 31, 2000. Since its inception, MIMI has also provided portfolio management and related services to various separate portfolios of Mackenzie Series Trust (September 1985 through September 1997) and The Mackenzie Funds Inc. (November 1987 through April 1995), each an open-end investment company.

         Ivy Management, Inc. ("IMI"), a Securities and Exchange Commission ("SEC") registered investment advisor and a wholly owned subsidiary of MIMI, provides investment advisory services to Ivy Fund and Mackenzie Solutions and provides sub-advisory services to eleven Universal mutual funds sold only in Canada and managed by MFC (the "Canadian Funds") as of March 31, 2000. In addition, IMI separately manages accounts which consist of international equity accounts for an investment partnership and the accounts of a private foundation formed under Internal Revenue Code Section 501(c) ("Separate Accounts").

         The following table provides a summary of net assets under management and associated revenues. The U.S. mutual funds consist of international equity funds, domestic equity funds, taxable fixed income funds and a money market fund. The Canadian Funds consist of the Universal mutual funds. As of March 31, 2000, net assets under management for the U.S. mutual funds and Canadian funds totaled $7.03 billion.





                                                                               As of March 31,
Net assets under management                      --------------------------------------------------------------------------
                                                    2000            1999            1998            1997            1996
                                                 ----------      ----------      ----------      ----------      ----------
                                                                             (in thousands)

U.S. mutual funds(1)                             $3,512,187      $3,330,892      $3,917,952      $2,844,544      $1,576,687
Canadian Funds                                    3,515,816       1,437,379       1,328,136         962,269         599,920
                                                 ----------      ----------      ----------      ----------      ----------

   Total net assets under management             $7,028,003      $4,768,271      $5,246,088      $3,806,813      $2,176,607
                                                 ----------      ----------      ----------      ----------      ----------




                                                                      For the years ended March 31,
                                                 --------------------------------------------------------------------------
                                                    2000            1999            1998            1997            1996
                                                 ----------      ----------      ----------      ----------      ----------
                                                                (in thousands, except per share amounts)

Revenues

Management fees                                  $32,546         $33,813          $33,223         $18,326          $11,125

Sub-advisory fees from Canadian                    9,468           5,994            5,556           3,954            2,114
Funds
12b-1 Service and Distribution fees                8,924          14,676           14,650           7,096            2,791
Transfer Agent fees                                2,994           3,019            3,013           3,021            2,446
Administrative and Other Fee Income                4,853           7,319            6,583           4,000            2,665
Other income                                       4,721           1,437            2,071             746              696
                                                 -------         -------          -------         -------          -------

   Total revenues                                $63,506         $66,256          $65,096         $37,143          $21,837
                                                 -------         -------          -------         -------          -------

   Net Income                                    $ 6,448         $ 8,549          $ 9,526         $ 7,291          $ 2,053


   Earnings per share - basic                    $  0.34         $  0.45          $  0.51         $  0.44          $  0.13
   Earnings per share - diluted                  $  0.34         $  0.44          $  0.49         $  0.43          $  0.13



(1) Includes separately managed accounts which represented less than 1% of net assets under management.


         In December 1996, MIMI completed an underwritten public offering of 1,000,000 shares of its common stock, on the Toronto Stock Exchange ("TSE"), at a public offering price of $6.25 (Cdn.$8.50) per share, pre-stock split, as described below (the "Offering"). The net proceeds from the offering of approximately $5.3 million were used to finance MIMI's growth, which included the funding of deferred selling commissions paid to broker-dealers on the sale of Class B and Class C shares of the Ivy Funds. SEE "INTRODUCTION OF A MULTI-CLASS SHARE STRUCTURE" under "NARRATIVE DESCRIPTION OF BUSINESS."

         In July 1997, the Board of Directors of MIMI approved a 2-for-1 stock split of the common shares of MIMI. This stock split was effected by declaring a stock dividend of one additional common share for each common share of MIMI issued and outstanding on the dividend record date of August 25, 1997. All references in this document referring to shares and per share amounts have been adjusted retroactively to reflect the 2-for-1 stock split.

         In June 1998, MIMI entered into a normal course issuer bid, which was approved by the TSE, to purchase up to 945,000 shares of its common stock. The bid commenced on June 10, 1998 and terminated on June 9, 1999. During this period, MIMI purchased 400,800 shares of its common stock at the then market price at the time of acquisition for a total cost of $1,701,923. In July 1999, MIMI entered into another normal course issuer bid, which was approved by the TSE, to purchase up to 941,610 shares of its common stock representing 5% of the issued and outstanding common shares at the date of the notice. From the July 1999 bid commencement date through March 31, 2000, MIMI purchased an additional 243,400 of its common shares at a total cost of $867,504. All shares were acquired at market price at the time of acquisition. MIMI believes that, at the dates of repurchases, its common stock was undervalued at the then market prices based on its earnings and that the repurchase of the common stock was an appropriate use of corporate funds that should benefit shareholders.

         In September 1998, the shareholders of MIMI approved, at its annual meeting, an amendment to its Certificate of Incorporation to increase the number of authorized common shares from 30 million to 100 million. The additional authorized common shares benefit MIMI by providing the Board of Directors the flexibility to respond to business needs and opportunities as they arise, and for other corporate purposes.

         In the last five years, MIMI has positioned itself as an investment specialist with a worldwide perspective offering mutual funds with an emphasis on international and emerging growth investing. MIMI intends to concentrate its marketing efforts on the sale of mutual funds that specialize in the international and emerging growth areas.

         When used in this document, the following terms generally apply unless otherwise noted:

         the "Company"            MIMI and its consolidated subsidiaries

         the "Funds"              the separate portfolios of Ivy Fund and the
                                  separate portfolios of Mackenzie Solutions, collectively

         the "Ivy Funds"          the separate portfolios of Ivy Fund,
                                  collectively

         the "Solutions Funds"    the five separate portfolios of Mackenzie
                                  Solutions that participate in the
                                  International Solutions asset allocation program, collectively*

         * Effective April 26, 2000, the Board of Trustees of Mackenzie Solutions approved the termination and dissolution of Mackenzie Solutions Trust and its five separate portfolios.

         MIMI is an SEC-registered investment advisor and conducts business through three Boca Raton, Florida based, wholly-owned subsidiaries as follows:

                  IVY MANAGEMENT, INC. ("IMI") is incorporated under the laws of the Commonwealth of Massachusetts and is registered with the SEC under the Investment Advisers Act of 1940. IMI has exclusive management agreements pursuant to which it manages the Ivy Funds and the Solutions Funds, and provides sub-advisory services to the Canadian Funds.

                  IVY MACKENZIE DISTRIBUTORS, INC. ("IMDI") is incorporated under the laws of the State of Florida and is registered as a broker-dealer under the Securities Exchange Act of 1934, as amended, (the "34 Act"). IMDI is a member of the National Association of Securities Dealers, Inc. ("NASD"). Under the terms of exclusive underwriting agreements with Ivy Fund and Mackenzie Solutions, IMDI is entitled to sell the shares of the Funds. In this capacity, IMDI distributes shares of the Funds through broker-dealers, financial planners and registered investment advisers, and to institutional investors such as retirement plans.

                  IVY MACKENZIE SERVICES CORP. ("IMSC") is incorporated under the laws of the State of Florida and is registered as a transfer agent with the SEC under the 34 Act. IMSC, under transfer agency and shareholder services agreements with Ivy Fund and Mackenzie Solutions, serves as transfer agent and dividend paying agent for the Funds and provides certain shareholder and shareholder-related services as requested by the Funds.

         The Company's revenues are generated principally from on-going management fees and sub-advisory fees calculated as a percentage of average daily net assets under management, and from fees related to services performed for the Funds under various contracts for administrative, transfer agent, investment advisory, distribution and fund accounting services. The level of net assets under management is affected by gross sales, redemptions and changes in the market value of the Funds' portfolios of investments. Gross sales and redemptions are a function of a number of factors including relative performance and prevailing market conditions. As the level of net assets under management fluctuates, so does management, sub-advisory, distribution, and administrative services fee revenue. Mutual funds generally experience higher levels of sales during and after a period of above-average fund and market performance and higher levels of redemptions during and after a period of below-average fund and market performance. While an increase in net assets under management will most likely increase transfer agent fees, these fees are more directly related to the number of shareholder accounts in the Funds.

         IMI seeks to achieve a variety of investment objectives on behalf of the Funds, including capital appreciation, income, and growth and income. In seeking to achieve such objectives, each Fund's portfolio reflects different investment strategies. Funds that seek capital appreciation invest primarily in equity securities in a wide variety of international and U.S. markets; some seek broad national market exposure, while others focus on narrower sectors such as precious metals, emerging economies and technologies. Funds seeking income focus on taxable money market instruments, fixed-income debt securities of corporations and of the U.S. government and its agencies and instrumentalities such as the Government National Mortgage Association, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Still others focus on investments in particular countries and regions. A majority of the assets managed by IMI are equity-oriented.

         IMI's investment style generally favors minimizing risk rather than attempting to achieve a top performance ranking over a given period. Management believes that, over the long term, consistent performance that is average to above average best serves the Funds' shareholders and is most conducive to developing loyal investors and repeat business from the Funds' distributors. The chart below shows net assets under management and revenues by broad investment objective.

                                                                        As of March 31,
Net assets under management              --------------------------------------------------------------------------
(in thousands)                              2000             1999            1998            1997            1996
                                         ----------      ----------      ----------      ----------      ----------
Fixed Income                             $  457,982      $  612,655      $  528,710      $  385,545      $  248,814
International Equity                      5,452,002       3,416,113       3,863,332       2,592,820       1,080,365
Money Market                                 22,117          28,435          23,529          22,345          19,396
Tax Exempt Municipal                              0               0               0         144,860         186,468
U.S. Equity                               1,095,902         711,068         830,517         661,243         641,564
                                         ----------      ----------      ----------      ----------      ----------
  Total net assets under management      $7,028,003      $4,768,271      $5,246,088      $3,806,813      $2,176,607
                                         ----------      ----------      ----------      ----------      ----------




                                                               For the years ended March 31,
                                         --------------------------------------------------------------------------
Revenues (in thousands)                     2000             1999            1998            1997            1996
                                         ----------      ----------      ----------      ----------      ----------
Fixed Income                                $ 3,424         $ 4,377         $ 3,332        $ 2,556          $ 2,014
International Equity                         46,223          51,444          49,816         23,775            9,863
Money Market                                    240             243             197            201              248
Tax Exempt Municipal                              0               0             600          1,774            2,396
U.S. Equity                                   8,898           8,757           9,080          8,091            6,620
Other                                         4,721           1,435           2,071            746              696
                                            -------         -------         -------        -------          -------

  Total revenues                            $63,506         $66,256         $65,096        $37,143          $21,837
                                            -------         -------         -------        -------          -------


         Shares of the Funds are generally sold at their respective net asset value per share plus a sales charge, which varies depending on the type of Fund and the amount purchased. Purchases of Ivy Money Market Fund are not subject to a sales charge. The Company has implemented a multi-class structure in response to increasing competition from mutual fund managers offering funds without a front-end sales charge. All Funds offer Class A, Class B and Class C shares and all Funds other than Ivy Money Market Fund and Ivy International Fund offer Advisor Class shares. Eight of the nineteen Ivy Funds and all of the Solutions Funds also offer Class I shares. Some classes are specifically designed for institutional investors. See "INTRODUCTION OF A MULTI-CLASS SHARE STRUCTURE" under "NARRATIVE DESCRIPTION OF BUSINESS." In accordance with certain terms and conditions described in the Prospectuses for such Funds, certain investors are allowed to purchase shares at net asset value or at a reduced sales charge. Investors may generally exchange their shares of a Fund at net asset value for shares within the same class of another Fund within the same trust without the payment of additional sales charges.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         All of the operations of the Company are carried on within a single operating segment.

NARRATIVE DESCRIPTION OF BUSINESS

INVESTMENT MANAGEMENT AND ADVISORY SERVICES

         The Company, through its various subsidiaries described above, provides investment management, marketing, distribution, transfer agency, accounting and other administrative services to Ivy Fund and Mackenzie Solutions, as well as sub-advisory services to the Canadian Funds. Such services are provided pursuant to various written agreements.

         The investment management agreements for the Funds continue in effect, after an initial two year period, for successive annual periods, providing the continuance is specifically approved at least annually by a majority of votes cast in person at a meeting of such Funds' Boards of Trustees called for that purpose, or by a vote of the holders of a majority of the Funds' outstanding voting securities. In either event, the continuance must be approved by a majority of the Funds' trustees who are not parties to the agreement or interested persons of the Funds or the Company, within the meaning of the 40 Act. The investment management agreements may be terminated upon 60 days' written notice by a vote of the majority of the outstanding voting securities of the affected Fund, by a vote of a majority of the Board of Trustees, or by IMI. If there were to be a termination of a significant number of the investment management agreements between the Funds and IMI, such termination would have a material adverse impact upon the Company. To date, no agreements of the Company with the Funds have been involuntarily terminated.

         As the manager of the Funds, IMI is responsible for monitoring the services provided by third parties, supplying the Funds with office space and administrative and clerical personnel, supervising the maintenance of books and records, assisting in the preparation of tax and other governmental returns and reports and responding to appropriate inquiries from persons such as transfer agents and fund accounting personnel. The Company pays the salaries of personnel who serve as officers of the Company, including the President and such other administrative personnel as are necessary to conduct the Funds' day-to-day business operations. The Funds generally pay their own expenses, such as legal and auditing fees, shareholder reporting and board and shareholder meeting costs, SEC and state registration fees and similar expenses. Generally, each Fund pays IMI a management fee based upon the Fund's average daily net assets.

         IMI acts as advisor to all Funds other than Ivy Global Natural Resources Fund and also acts as sub-advisor to the eleven Canadian Funds. IMI has retained Northern Cross Investments Limited ("Northern Cross") to act as sub-advisor to Ivy International Fund ("IIF") and Henderson Investment Management Limited ("Henderson") to act as sub-advisor to 50% of the portfolio of Ivy International

Small Companies Fund and 100% of Ivy European Opportunities Fund. MFC acts as advisor to Ivy Global Natural Resources Fund. Effective May 27, 2000, IMI terminated its sub-advisory agreement with Northern Cross. IMI's investment management personnel are managing IIF.

         IMI (i) determines, with respect to the Funds it advises, which investments the Funds will purchase and which investments will be sold; (ii) prepares investment performance reports for the appropriate Trustees of the Funds; and (iii) complies with information requirements from the Trustees of the Funds with regard to such matters and filings made with the SEC and state securities commissions. In its capacity as investment advisor, IMI performs fundamental research and valuation analysis, industry and company research, and company visits and inspections, and utilizes sources such as company public records and activities, management interviews, company prepared information, and other publicly available information, as well as analyses of suppliers, customers and competitors. Fixed-income research includes economic analysis, credit analysis and value analysis. The economic analysis includes an evaluation of certain macro economic variables such as inflation, employment levels, and industrial production and capacity utilization. Credit analysis researches the creditworthiness of debt issuers and their individual short-term and long-term debt issues. Yield spread differential analysis reviews the relative value of market sectors that represent buying and selling opportunities.

         The Funds pay management fees to IMI ranging from 0.25% to 1.00% per annum of a Fund's average daily net assets. IMI receives a sub-advisory fee from MFC equal to 0.50% per annum of the first Cdn.$50 million of the average daily net assets of each of the Canadian Funds, calculated daily on each day the TSE is open for trading, except for the Universal World Science and Technology Fund and Universal Select Managers Fund, with respect to which IMI receives a sub-advisory fee of 0.50% per annum of 40% of each respective fund's average daily net assets and receives a sub-advisory fee of 0.50% per annum of approximately 18% of the Industrial Yield Advantage Fund's average daily net assets. Net assets of the Canadian Funds in excess of Cdn.$50 million per fund are added to a pool of funds with the following rates: 0.50% of the first Cdn.$1.3 billion of consolidated net assets in excess of the 0.50% paid on the first Cdn.$50 million in each fund; 0.35% on the excess of the consolidated net assets of Cdn.$1.3 billion up to Cdn.$3.0 billion; 0.25% on the excess of the consolidated net assets from Cdn.$3.1 billion up to Cdn.$5.0 billion; 0.20% on the excess of the consolidated net assets from Cdn.$5.1 billion up to Cdn.$10.0 billion; and 0.15% on consolidated net assets above Cdn.$10.0 billion.

         Effective July 1, 2000, sub-advisory fees on consolidated net assets of the Canadian Funds in excess of Cdn.$1.3 billion will be paid at the rate of 0.20% per annum. Sub-advisory services provided to new Universal funds after March 31, 2000 ("New Canadian Funds") will be paid at the rate of 0.40% per annum of the first Cdn.$50 million of the average daily net assets of the New Canadian Funds. Net assets of the New Canadian Funds in excess of Cdn.$50 million per fund will be added to a pool of New Canadian Funds with the following rates: 0.40% of the first Cdn.$1.3 billion on consolidated net assets in excess of the 0.40% paid on the first Cdn.$50 million in each New Canadian Fund; and 0.20% on the excess of the consolidated net assets of the New Canadian Funds.

         Under the Funds' management agreements, IMI pays all expenses incurred by it in rendering management and advisory services to the Funds. See the table of funds and investment objectives, which contains information on management and sub-advisory fees paid to IMI in "THE PRODUCTS."

         The Funds bear their own operating expenses. However, IMI limits certain Ivy Funds' and Solutions Funds' total operating expenses (excluding 12b-1 Service and Distribution Fees and taxes) to annual rates ranging from 0.85% to 1.95% and 0.08% to 0.39%, respectively, of each such Ivy Fund's and Solutions Fund's average daily net assets, depending upon the size of the Funds. These contractual expense limitations are determined annually and are disclosed in the affected Funds' Prospectuses.

         The five separate portfolios of Mackenzie Solutions participate in an asset allocation program known as "International Solutions". The Solutions Funds enable investors to tailor their exposure to different investment techniques in the international securities markets and related risks by investing primarily in the shares of other mutual funds that in turn invest in a broad range of foreign securities. Each Solutions Fund invests in eight to fifteen underlying funds whose combined investment strategies and techniques are consistent with the Solutions Fund's investment objective. These underlying funds are Ivy Funds and other non-affiliated funds. Each underlying fund in turn invests in a wide range of foreign securities. As a result, an investment in a Solutions Fund is effectively diversified over a large number of different foreign issuers.

         MIMI retained Garmaise Investment Technologies ("GIT) to provide asset allocation consulting services to the Solutions Funds. GIT uses a proprietary computer-based method of portfolio selection known as "Optimization". GIT's responsibilities included selecting the underlying funds that comprise each Solutions Fund portfolio and determining when changing the relative mix of underlying funds within a Solutions Fund portfolio may be appropriate in light of prevailing market conditions. The underlying fund selection process included evaluation of a long-term return forecast; a risk estimation; a measure of the relative diversification potential; and a cross-checking analysis to ensure all resulting portfolios conform to professional standards of asset class and geographic diversification. For these services, MIMI paid GIT an annual fee of $50,000. As noted previously, effective April 26, 2000, the Board of Trustees of Mackenzie Solutions approved the termination and dissolution of Mackenzie Solutions Trust and its five separate portfolios. GIT's services have also been terminated.


THE PRODUCTS

         As of March 31, 2000, the Company's groups of Funds consisted of nineteen separate portfolios of Ivy Fund and five separate portfolios of Mackenzie Solutions. The business affairs of Ivy and Mackenzie Solutions are managed by separate Boards of Trustees, and the day to day administration of each is carried out by the Company. Management of a Fund's portfolio is the responsibility of its portfolio manager. Some Funds may be managed under a team approach. The table below outlines information related to each Fund's portfolio management, net asset value, management fees and year of introduction.


---------------------------------------------------------------------------------------------------------------------------
                                                                        Net Assets as
                                                                         of March 31,     Management Fee
                                                                            2000            (% of Fund
        Name of Fund                     Investment                    (In Millions of    Average Daily         Year
    (Portfolio Manager)                   Objective                      Dollars)(12)      Net Assets)       Introduced
---------------------------------------------------------------------------------------------------------------------------
                                                  INTERNATIONAL EQUITY FUNDS
---------------------------------------------------------------------------------------------------------------------------
                                  Long-term capital growth by
Ivy European Opportunities Fund   investing in the securities               219.9             1.00(1)          1999*
(Stephen Peak, Henderson)         markets of Europe.
---------------------------------------------------------------------------------------------------------------------------

Ivy Global Fund (IMI's            Long-term capital growth.                  17.7             1.00              1991
International Equity Team)
--------------------------------- ------------------------------------ ----------------- ----------------- ----------------
Ivy Global Natural
Resources Fund                    Long-term growth.                           7.9(2)          1.00(3)           1997
(Frederick Sturm, MFC)
---------------------------------------------------------------------------------------------------------------------------
Ivy Global Science & Technology
Fund                              Long-term capital growth.                 132.4             1.00              1996
(IMI's Global Technology Team)
---------------------------------------------------------------------------------------------------------------------------
Ivy International Fund
(Northern Cross -                 Long-term capital growth.               2,036.3             1.00(4)           1986
Hakan Castegren)
---------------------------------------------------------------------------------------------------------------------------
Ivy International Fund II
(IMI's International Equity       Long-term capital growth.                 164.9             1.00              1997
Team)
---------------------------------------------------------------------------------------------------------------------------
Ivy International Small
Companies Fund
(Co-managed by Henderson and      Long-term growth.                           6.7             1.00(5)           1997
IMI's International Equity Team)
---------------------------------------------------------------------------------------------------------------------------
Ivy Pan Europe Fund
(IMI's International Equity       Long-term capital growth.                   5.1             1.00              1997
Team)
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
                                                                        Net Assets as
                                                                         of March 31,     Management Fee
                                                                            2000            (% of Fund
        Name of Fund                     Investment                    (In Millions of    Average Daily         Year
    (Portfolio Manager)                   Objective                      Dollars)(12)      Net Assets)       Introduced
---------------------------------------------------------------------------------------------------------------------------
                                                     U.S. EQUITY FUNDS
---------------------------------------------------------------------------------------------------------------------------
Ivy Growth Fund
(Co-managed by James W.
Broadfoot and Paul P. Baran,     Long-term growth.                          414.6             0.85(6)           1960
IMI)
---------------------------------------------------------------------------------------------------------------------------
Ivy Growth with
Income Fund                      Long-term growth.                           82.8              0.75             1984
(Paul P. Baran, IMI)
---------------------------------------------------------------------------------------------------------------------------
Ivy US Blue Chip Fund            Long-term growth.                           16.0              0.75             1998
(Paul P. Baran, IMI)
---------------------------------------------------------------------------------------------------------------------------
Ivy US Emerging
Growth Fund(7)                   Long-term growth.                          235.4              0.85             1993
(James W. Broadfoot, IMI)
---------------------------------------------------------------------------------------------------------------------------


                                                  EMERGING MARKETS FUNDS
---------------------------------------------------------------------------------------------------------------------------
Ivy Asia Pacific Fund
(IMI's International Equity      Long-term growth.                            9.1              1.00             1997
Team)
---------------------------------------------------------------------------------------------------------------------------
Ivy China Region Fund
(IMI's International Equity      Long-term capital growth.                   19.8              1.00             1993
Team)
---------------------------------------------------------------------------------------------------------------------------
Ivy Developing
Markets Fund(8)                  Long-term growth.                           16.9              1.00             1994
( Moira A. McLachlan, IMI)
---------------------------------------------------------------------------------------------------------------------------
Ivy South America Fund(9)
(IMI's International Equity      Long-term growth.                            5.1              1.00             1994
Team)
---------------------------------------------------------------------------------------------------------------------------


                                                    FIXED INCOME FUNDS
---------------------------------------------------------------------------------------------------------------------------
Ivy Bond Fund                    High level of current income.               90.6             0.75(10)         1985
(IMI's Fixed Income Team)
---------------------------------------------------------------------------------------------------------------------------
Ivy International                Total return and, consistent with
Strategic Bond Fund              that objective, to maximize current          1.4             0.75             1999*
(Richard A. Gluck, IMI)          income.
---------------------------------------------------------------------------------------------------------------------------
                                 To obtain as high a level of
Ivy Money Market Fund            current income as is consistent
(IMI's Fixed Income Team)        with the preservation of capital            22.1             0.40             1987
                                 and liquidity.
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
                                                                        Net Assets as
                                                                         of March 31,     Management Fee
                                                                            2000            (% of Fund
        Name of Fund                     Investment                    (In Millions of    Average Daily         Year
    (Portfolio Manager)                   Objective                      Dollars)(12)      Net Assets)       Introduced
---------------------------------------------------------------------------------------------------------------------------
                                                       CANADIAN FUNDS

            IMI acts as sub-adviser to the following Canadian Funds which are offered for sale only in Canada.

---------------------------------------------------------------------------------------------------------------------------
Universal World Balanced         Long-term capital growth by
RRSP Fund                        pursuing both current income and
(Co-managed by Richard A.        capital gains, generally through           325.5             0.50(11)          1994
Gluck and Moira A. McLachlan,    international fixed income and
IMI)                             equity derivative securities.
---------------------------------------------------------------------------------------------------------------------------
Universal World Income
RRSP Fund                        Long-term capital growth.                  363.6             0.50(11)          1975
(Richard A. Gluck, IMI)
---------------------------------------------------------------------------------------------------------------------------
Universal World Growth
RRSP Fund                        Long-term capital growth.                  386.1             0.50(11)          1994
(Moira A. McLachlan, IMI)
---------------------------------------------------------------------------------------------------------------------------
Universal Americas Fund
(Co-managed by Paul P. Baran     Long-term capital growth.                   52.0             0.50(11)          1978
and Moira A. McLachlan, IMI)
---------------------------------------------------------------------------------------------------------------------------
Universal U.S. Emerging
Growth Fund                      Long-term capital growth.                  337.8             0.50(11)          1991
(James W. Broadfoot, IMI)
---------------------------------------------------------------------------------------------------------------------------
Universal World Science and
Technology Fund
(Co-managed by three portfolio   Capital growth.                            437.3             0.50(11)          1996
managers from MFC, IMI and
Henderson)
---------------------------------------------------------------------------------------------------------------------------
Universal World High
Yield Fund                       Above-average income with the                2.3             0.50(11)          1997
(Michael Borowsky, IMI)          potential for capital growth.
---------------------------------------------------------------------------------------------------------------------------
Universal Select Managers Fund
(Co-managed by five portfolio
managers from MIMI, Henderson    Long-term growth.                        1,589.9             0.50(11)          1998
and Cundill(13))
---------------------------------------------------------------------------------------------------------------------------
Universal World Value Fund
(Co-managed by Paul P. Baran     Long-term capital appreciation.             11.0             0.50(11)          1997
and Moira A. McLachlan, IMI)
---------------------------------------------------------------------------------------------------------------------------
Industrial Yield Advantage Fund  Above-average income with the                1.0             0.50(11)          1999
(Michael Borowsky, IMI)          potential for capital growth.
---------------------------------------------------------------------------------------------------------------------------
Universal U.S. Blue
Chip Fund                        Long-term capital growth.                    9.3             0.50(11)          1999
(Paul P. Baran, IMI)
---------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------
                                                                        Net Assets as
                                                                         of March 31,     Management Fee
                                                                            2000            (% of Fund
        Name of Fund                     Investment                    (In Millions of    Average Daily         Year
    (Portfolio Manager)                   Objective                      Dollars)(12)      Net Assets)       Introduced
---------------------------------------------------------------------------------------------------------------------------
                                                      SOLUTIONS FUNDS

            The following funds participate in the asset allocation program known as International Solutions.

---------------------------------------------------------------------------------------------------------------------------
International Solutions I -       Capital preservation with moderate
primarily Conservative Growth     current income and, secondarily             **               0.25             1999
(IMI)                             capital appreciation.
---------------------------------------------------------------------------------------------------------------------------
International Solutions II        A balance of capital appreciation
-primarily Balanced Growth        and capital preservation, with              **               0.25             1999
(IMI)                             moderate current income.
---------------------------------------------------------------------------------------------------------------------------
International Solutions III -     Capital appreciation and,
primarily  Moderate Growth        secondarily preservation of                 **               0.25             1999
(IMI)                             capital.
---------------------------------------------------------------------------------------------------------------------------
International Solutions IV -
primarily Long-term Growth        Capital appreciation without                **               0.25             1999
(IMI)                             regard to current income.
---------------------------------------------------------------------------------------------------------------------------
International Solutions V -
primarily Aggressive Growth       Aggressive capital appreciation             **               0.25             1999
(IMI)                             without regard to current income.
---------------------------------------------------------------------------------------------------------------------------



 * Ivy European Opportunities Fund and Ivy International Strategic Bond Fund began sales on May 3, 1999.
** The Solutions Funds began sales on July 2, 1999 (and are included in the Ivy Fund net assets under management). The Solutions Funds were dissolved as of April 26, 2000.
(1)  IMI retains 0.50%, Henderson, as sub-adviser, is paid 0.50%.
(2) The net assets of Ivy Canada Fund were acquired by Ivy Global Natural Resources Fund on April 7, 1999.
(3)  IMI is paid 0.50%, MFC is paid 0.50%.
(4) Reduced to 0.90% for average daily net assets over $2.5 billion. For net assets up to $2.5 billion (with respect to which the 1.00% fee applies), Northern Cross, as sub-adviser, is paid 0.60% of the first $1.5 billion in average daily net assets, reduced to 0.55% of the next $1 billion in average daily net assets. For net assets over $2.5 billion (with respect to which the 0.90% fee applies), Northern Cross is paid an amount equal to 0.50% of the Fund's average daily net assets. Effective May 27, 2000, IMI terminated its sub-advisory agreement with Northern Cross. Sheridan Reilly, Chief Investment Officer-International Equities of IMI, is managing IIF.
(5) IMI retains 0.75%; Henderson, as sub-adviser, is paid 0.25%. Each fee is based on 50% of the average daily net assets of the Fund.
(6)  Reduced to 0.75% for average daily net assets over $350 million.
(7) Effective January 20, 1998, the Fund changed its name from Ivy Emerging Growth Fund.
(8) Effective January 20, 1998, the Fund changed its name from Ivy New Century Fund and effective April 14, 2000, the Fund changed its name from Ivy Developing Nations Fund.
(9) Effective January 20, 1998, the Fund changed its name from Ivy Latin America Strategy Fund.
(10) Reduced to 0.50% for average daily net assets over $100 million.
(11) These fees are paid according to a graduated scale. For details see the "INVESTMENT MANAGEMENT AND ADVISORY SERVICES" section under "NARRATIVE DESCRIPTION OF BUSINESS."
(12) Excludes net assets of Separate Accounts.
(13) Cundill Investment Research, Inc., Canada

         IVY INTERNATIONAL FUND

         In April 1997, IIF exceeded $2 billion in net assets. The sub-adviser, Northern Cross, believed that in light of the total international assets it was managing at that time, its ability to manage the fund effectively would be impeded if it continued to grow at its historical pace. Effective April 18, 1997, IIF closed to new shareholders; existing shareholders have been able to continue to invest in IIF. Effective May 27, 2000, IMI terminated its sub-advisory agreement with Northern Cross. Sheridan Reilly, Chief Investment Officer-International Equities of IMI, is managing IIF. The Company intends to reopen IIF to new investors on June 1, 2000.

         SALE OF THE TAX-EXEMPT MUNICIPAL BOND FUNDS

         On September 5, 1997, MIMI entered into a plan of reorganization with an unrelated third party, providing for the transfer of certain assets relating to the four municipal funds which had been distributed under the Mackenzie Series Trust name. This transaction resulted in gross proceeds of approximately $1,755,000, which after recording related expenses resulted in a gain of approximately $1,049,000. The transfer of the assets of these municipal funds did not have a material effect on MIMI's financial results.

         FUND MERGERS

         In April 1999, Ivy Canada Fund merged into Ivy Global Natural Resources Fund. In May 2000, the Board of Trustees of Ivy Fund approved the following mergers: the assets of Ivy Growth with Income Fund into Ivy US Blue Chip Fund; the assets of Ivy Pan-Europe Fund into Ivy European Opportunities Fund; and the assets of Ivy South America Fund into Ivy Developing Markets Fund. Pending approval by the respective fund's shareholders, the reorganizations should be effective on or about June 27, 2000.

         FUND INTRODUCTIONS

         In May 1999, Ivy European Opportunities Fund and Ivy International Strategic Bond Fund commenced operations. In July 1999, sales commenced for the five Solutions Funds: International Solutions I - Conservative Growth; International Solutions II Balanced Growth; International Solutions III - Moderate Growth; International Solutions IV - Long-term Growth; and International Solutions V - Aggressive Growth. Effective April 26, 2000, the Board of Trustees of Mackenzie Solutions approved the termination and dissolution of Mackenzie Solutions Trust and its five separate portfolios. In April 2000, Ivy Cundill Value Fund commenced operations, which is sub-advised by Peter Cundill & Associates.

         FUND ACQUISITION

         In September 1999, the Company acquired the assets of Hudson Capital Appreciation Fund (approximately $20,056,000), which were merged into the assets of Ivy US Emerging Growth Fund.

         INTRODUCTION OF A MULTI-CLASS SHARE STRUCTURE

         In October 1993, Ivy Fund began offering a multi-class structure which allows investors to choose an appropriate purchase option based on the amount purchased and the anticipated duration of the investments. MIMI implemented this multi-class structure in response to increasing competition from mutual fund managers offering funds without a front-end sales charge. The multi-class share structure allows investors to choose between paying a front-end sales charge at the time of purchase, or not paying a front-end sales charge at the time of purchase but instead paying a Contingent Deferred Sales Charge ("CDSC") on redemption. Prior to October 1993, Ivy Fund offered Class A shares only, which normally bear a front-end sales charge payable by the investor at the time of purchase and are subject to a 12b-1 Service Fee at an annual rate of up to 0.25% of a Fund's average daily net assets attributable to its Class A shares.

         A 12b-1 Fee is a fee permitted by Rule 12b-1 under the 40 Act, which a mutual fund may pay in connection with the distribution of its shares, for costs such as advertising and commissions paid to broker-dealers. The portion of the 12b-1 Fee payable to a broker-dealer as a distribution fee in connection with the distribution of a mutual fund's shares is referred to as a 12b-1 Distribution Fee. This fee is limited annually to 0.75% of the mutual fund's average daily net assets. An additional portion of the 12b-1 Fee, referred to as a 12b-1 Service Fee, is limited to 0.25% of the mutual fund's average daily net assets. It is paid to broker-dealers and other sales professionals for their services in providing ongoing information and assistance to investors.

         Class B shares of the Ivy Funds became available for sale starting in October 1993. No front-end sales charge on such shares is payable by the investor at the date of purchase, but there is a deferred selling commission of 4% of the sale price paid by MIMI to the selling broker-dealer when the shares are purchased and a declining CDSC payable by the investor if the shares are redeemed within six years from the date of purchase. In addition, Class B shares are subject to 12b-1 Service and Distribution Fees at a combined annual rate of up to 1.00% of a Fund's average daily net assets attributable to its Class B shares. Approximately eight years after the original date of purchase, Class B shares convert automatically to Class A shares.

         In March 1999, MIMI sold a portion of the Class B deferred selling commission asset. See the sub-section titled "DISTRIBUTION SERVICES" below for more information.

          Class C shares became available for sale starting in May 1996. There is no front-end sales charge payable by the investor at the date of purchase, but there is a deferred selling commission of 1% of the sale price paid by MIMI to the selling broker-dealer when the shares are purchased. A CDSC of 1% is payable by the investor if the shares are redeemed within one year from the date of purchase. Class C shares are subject to 12b-1 Service and Distribution Fees at a combined annual rate of up to 1.00% of the mutual fund's average daily net assets attributable to its Class C shares. The 12b-1 Service and Distribution Fees are retained by IMDI in year one; for all subsequent years, the fees are paid to the selling broker-dealer. Class C shares do not have a conversion feature.

         Advisor Class shares became available for sale starting in January 1998. The shares are offered at net asset value without the imposition of a front-end sales charge or CDSC. In addition, Advisor Class shares are not subject to Rule 12b-1 Fees. Advisor Class shares are offered only to certain investors, such as those with an account over which a financial planner, trust company or registered investment adviser has investment discretion, and where the investor pays such person as compensation for its advice and other services an annual fee on the net assets in the account. Currently, Advisor Class shares are offered by all the Funds other than Ivy Money Market Fund and Ivy International Fund.

         Class I shares became available for sale starting in October 1994. Class I shares are offered only to institutions and are not subject to an initial sales charge or CDSC, nor to ongoing 12b-1 Service or Distribution Fees. Class I shares also bear lower fees than Class A, Class B and Class C shares. Currently, Class I shares are sold by eight of the Ivy Funds.

ADMINISTRATIVE, TRANSFER AGENT AND FUND ACCOUNTING SERVICES

         Under administrative services agreements, MIMI provides administrative services to the Funds including, but not limited to, maintenance of registration and qualification of Fund shares under state Blue Sky laws, preparation of federal, state and local income tax returns and preparation of financial and other information for prospectuses, securities regulatory documents and returns and periodic reports to shareholders. The administrative service agreements for the Funds continue in effect, after an initial two year period, for successive annual periods, providing such continuance is specifically approved at least annually by a majority of votes cast in person at a meeting the Funds' Boards of Trustees called for that purpose, or by a vote of the holders of a majority of the Funds' outstanding voting securities. In either event, the continuance must be approved by a majority of the Funds' trustees who are not parties to the agreement or interested persons, within the meaning of the 40 Act, of the Funds or the Company. The administrative service agreements may be terminated upon 60 days written notice by a vote or written consent of a majority of the Funds' Board of Trustees, or by MIMI. To date, no administrative service agreements of the Company with the Funds have been terminated other than in connection with Fund closings.

         Under fund accounting services agreements, MIMI also provides certain accounting and pricing services to the Funds. The fund accounting services agreements for the Funds continue in effect for successive annual periods, providing such continuance is specifically approved at least annually by a majority of votes cast in person at a meeting the Funds' Boards of Trustees called for that purpose, or by a vote of the holders of a majority of the Funds' outstanding voting securities. In either event, the continuance must be approved by a majority of the Funds' trustees who are not parties to such agreement or interested persons, within the meaning of the 40 Act, of the Funds or the Company. The fund accounting services agreements may be terminated upon 90 days written notice by a vote or written consent of a majority of the Board of Trustees, or by MIMI. To date, no fund accounting services agreements of the Company with the Funds have been terminated other than in connection with Fund closings.

         For the administrative services provided to the Funds as described above, all Ivy Funds pay a monthly fee at an annual rate of 0.10% of the average daily net assets of the applicable Fund (except with respect to Class I shares). All Ivy Funds pay a monthly fee at an annual rate of 0.01% of the average daily net assets for Class I shares. MIMI does not receive any compensation for administrative services provided to the Solutions Funds. For accounting and pricing services, MIMI receives a fee ranging from $1,000 to $6,500 per month based on the net asset value of each of the Ivy Funds and each of the Solutions Funds at the preceding month end. MIMI is also reimbursed by the Funds for certain out-of-pocket expenses.

         IMSC serves as transfer agent and dividend paying agent for the Funds and provides certain shareholder and shareholder-related services as required by the Funds. For transfer agent services, IMSC receives a per shareholder account fee ranging from $20 to $22 per year. The shareholder account fee received by IMSC for Class I shares is $10.25. In addition, the Funds pay IMSC a monthly fee at an annual rate of $4.70 per account that is closed. IMSC is also reimbursed by the Funds for certain out-of-pocket expenses.

DISTRIBUTION SERVICES

         IMDI serves as principal underwriter and exclusive distributor of the Funds and distributes their shares on a continuous basis in every state in the U.S. IMDI is not required to sell any specific amount of Fund shares. The Funds' shares are sold primarily through a large network of independent participating securities dealers. The Funds' shares are offered to individual investors, qualified groups, trustees, IRA and profit sharing or money purchase plans, employee benefit plans, trust companies, bank trust departments and institutional investors.

         IMDI is assisted in its distribution efforts by a national team of twelve regional representatives who market the Funds to the broker-dealer, financial planner and registered investment adviser sales channels, supported by a national sales manager and a team of internal sales personnel, all of whom are employed by the Company. The broker-dealer and financial planner sales channels are the traditional channels through which load mutual funds are sold to investors. IMDI has dealer agreements with 977 U.S. broker-dealer firms, such as Merrill Lynch & Co., Inc., Prudential, and PaineWebber Inc., who distribute the Funds' shares through their regional offices. Merrill Lynch & Co., Inc. was responsible for approximately 44% of the Company's mutual fund sales for the year ended March 31, 2000. Merrill Lynch & Co., Inc. is not under any obligation to sell a specific amount of shares of the Funds and also sells shares of mutual funds that it sponsors and which are sponsored by unaffiliated organizations.

         Upon receipt of a purchase order from a broker-dealer, IMDI purchases shares from the Funds at net asset value per share and re-sells them to the broker-dealer who in turn sells them to the investor at the public offering price. As an underwriting fee, IMDI receives a portion of the difference between the purchase price it paid to the Funds and the public offering price paid by the investor. The underwriting fee retained by IMDI is typically 15 - 20% of the front-end sales charge paid by the investor, with the remaining portion being retained by the selling broker-dealer.

         Over the years, MIMI has gained access to the mutual fund sales network created by the emergence of registered investment advisers and financial planners. This network consists of independent registered investment advisers and financial planners who work with the traditional broker-dealer distribution network in selling funds to their clients. Firms such as Charles Schwab & Co., Inc. and Fidelity Investment Advisor Group act as clearing houses for thousands of U.S. mutual funds enabling smaller, independent registered investment advisers and financial planners to have access to mutual fund groups previously sold only by broker-dealers. Management of MIMI believes that MIMI was one of the first U.S. mutual fund managers whose funds impose front-end sales charges or CDSCs to actively participate in this expanding network and has established selling arrangements with many U.S.
registered investment advisers and financial planner groups.

         Under the terms of the distribution plans between IMDI and the Funds, IMDI is entitled to receive 12b-1 Distribution Fees from the Funds for distribution services in respect of certain of the classes of shares offered by the Funds. The plans are established for an initial term of one year and thereafter must be approved annually by the Funds' Board of Trustees and by a majority of disinterested Trustees. All such plans are subject to termination at any time by a majority vote of the disinterested Trustees or by the Funds' shareholders. The plans permit the Funds to bear certain expenses relating to the distribution of their shares.

         IMDI is entitled to be reimbursed by the Funds for 12b-1 Service Fees paid by it to broker-dealers up to an amount equal to 0.25% of the average daily net assets of each Fund's Class A shares. This fee is accrued daily and IMDI is reimbursed monthly.

         Each Fund pays IMDI a 12b-1 Fee at an annual rate of 1.00% of the average daily net assets of the Class B and Class C shares of the Fund, which is comprised of a 12b-1 Distribution Fee of 0.75% of the average daily net assets paid to IMDI as reimbursement for various promotional and sales-related expenses incurred, and a 12b-1 Service Fee of 0.25% of the average daily net assets which IMDI pays to the broker-dealer for account maintenance and shareholder services. This fee is accrued daily and IMDI is paid monthly.

         IMDI is entitled to receive a CDSC on the redemption of Class B and Class C shares depending on when they are redeemed. For Class B shares, the fee ranges from 5% of the value of shares subject to charge in the first year of purchase, to 1% in the sixth year after purchase. For Class C shares, there is a 1% fee for redemptions during the first year after purchase.

         MIMI pays the up-front selling commission to broker-dealers on sales of Class B and Class C shares. The up-front selling commission is 4% and 1% for Class B and Class C shares, respectively. MIMI funds these up-front selling commissions from its cash flows from operations, including CDSC and 12b-1 Distribution Fees.

         In March 1999, the Company sold a portion of the deferred selling commissions related to Class B shares to an unrelated third party (the "Purchaser"). The sale resulted in the Company receiving cash proceeds of $21,115,000 and recording a net gain of approximately $41,000 after recording expenses incurred in connection with the transaction. The Purchaser will receive 12b-1 Distribution Fees and any CDSC upon redemption of the asset sold. The sale of the deferred selling commissions provided cash to the Company for general corporate purposes.

         As of March 31, 2000, there were approximately 109,000 shareholder accounts in the Funds.

CUSTODY AND BROKERAGE

         Custody of individual securities is maintained by banks, trust companies, brokerage firms or other custodians as appointed by the Company. The Company generally has the discretion to select brokers or dealers to be utilized to execute transactions for the Funds' accounts.

RISK FACTORS AND CAUTIONARY STATEMENTS

         COMPETITION

         The financial services industry is highly competitive and has increasingly become a global industry. There are over 7,500 open-end investment companies of varying sizes, investment policies and objectives whose shares are being offered to the public in the U.S. Given the large number of competitors in the U.S., the Company has focused its efforts on becoming an investment specialist with a worldwide perspective offering mutual funds with an emphasis on international and emerging growth investing. With this focus, the Company considers that it has narrowed the competitive field to a certain extent as it competes primarily with mutual fund managers that provide specialty mutual funds, such as international and emerging market funds, to investors. As of March 31, 2000, the Company's market share of monthly average net assets under management was .03%. However, the Company's market share of international and emerging market fund monthly average net assets under management was 1.02%.

         The Company competes with the financial services and other investment alternatives offered by stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. Many of the Company's competitors have substantially greater resources than the Company. In addition, there has been a trend of consolidation in the mutual fund industry which has resulted in stronger competitors. Such competition could negatively impact the Company's market share, revenues and net income.

         DISTRIBUTION

         Securities dealers, whose large retail distribution systems play an important role in the sale of shares of the Funds, also sponsor competing proprietary mutual funds. To the extent that these firms limit or restrict the sale of Ivy Funds through their brokerage systems in favor of their proprietary mutual funds, future sales may be negatively impacted and the Company's revenues might be adversely affected. In addition, as the number of competitors in the investment management industry increases, greater demands are placed on existing distribution channels, which has caused distribution costs to increase.

         As investor interest in the mutual fund industry has increased, competitive pressures have increased on sales charges of broker-dealer distributed funds. The Company believes that, although this trend will continue, a significant portion of the investing public still relies on the services of the broker-dealer community, particularly during weaker market conditions. However, in response to competitive pressures or for other similar reasons, the Company might be forced to lower or further adjust sales charges, substantially all of which are paid by the Company to broker-dealers and other financial intermediaries. The reduction in such sales charges paid to broker-dealers could make the sale of shares of the Funds somewhat less attractive to the broker-dealer community, which could in turn have a material adverse effect on the Company's revenues.

         ASSET MIX

         As discussed above, the Company's revenues are derived primarily from investment management activities. Broadly speaking, the direction and amount of change in the net assets of the Funds depend upon two factors: (1) the level of sales of shares of the Funds as compared to redemptions of the shares of the Funds; and (2) the increase or decrease in the market value of the securities owned by the Funds. The Company is subject to an increased risk of volatility from changes in the global equity markets. Despite this volatility, management believes that in the long run the Company is more competitive as a result of greater diversity of global investments available to its customers.

         Market values are affected by many things, including the general condition of national and world economics and the direction and volume of changes in interest rates and/or inflation rates. Fluctuations in interest rates and in the yield curve will have an effect on fixed-income net assets under management as well as on the flow of monies to and from fixed-income funds and, as a result, will affect the Company's revenues from such funds. The effects of the foregoing factors on equity funds and fixed-income funds often operate inversely and it is, therefore, difficult to predict the net effect of any particular set of conditions on the level of net assets under management.

         Certain portions of the Company's managed portfolios are invested in various securities of corporations located or doing business in developing regions of the world, commonly known as emerging markets. These portfolios and the Company's revenues derived from the management of such portfolios are subject to significant risks of loss from, among other factors, unfavorable political and diplomatic developments, currency fluctuations, social instability, changes in governmental policies, expropriation, nationalization, confiscation of assets and changes in legislation relating to foreign ownership. Foreign trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile.

         INVESTOR SENTIMENT FOR INTERNATIONAL INVESTING

         Given the risk associated with investing in foreign and emerging markets, investors may from time to time be less supportive of investing in international funds than in U.S. equity or fixed income funds and sales of those Funds which invest in these areas may decrease.

         IVY INTERNATIONAL FUND

         As of March 31, 2000, 29% of the net assets under the Company's management was represented by IIF. In April 1997, this fund was closed to new shareholders. A decline in the performance of IIF could have an effect on further redemptions of its shares. Net redemptions in IIF for the Company's fiscal year ended March 31, 2000 were $583 million, compared to average net sales of $363 million over the past four years. The Company intends to reopen IIF to new investors on June 1, 2000.

         Sales for fiscal year 2000 in IIF were $320 million as compared to $325 million in fiscal year 1999, a 2% decrease, and net assets under management in IIF at March 31, 2000 were $2,036 million as compared to $2,377 million at March 31, 1999.

         ABSENCE OF PUBLIC TRADING MARKET

         MFC owns 86% of the issued and outstanding common shares of MIMI as of March 31, 2000. The shares have been thinly traded. Further, the number of common shares of MIMI held by persons other than MFC are very small by market standards and this may have an adverse impact on liquidity and trading of the common shares.

         RELATIONSHIP WITH MFC

         For the year ended March 31, 2000, 15% of MIMI's consolidated revenues were derived from fees received from MFC for sub-advisory services provided to the Canadian Funds. Any change in these sub-advisory arrangements between MFC and MIMI could have an adverse effect on MIMI's revenues. Management of MIMI understands that MFC intends to continue MIMI's role as a sub-adviser, subject to MIMI's level of performance and MFC's obligations as manager of the Canadian Funds.

         RELIANCE ON KEY EMPLOYEES

         Although MIMI takes a team approach to the management of several of the Funds' portfolios whereby all members work together in developing and carrying out investment strategies, it is possible that levels of investment in a Fund may not grow at the same rate should the principal portfolio manager cease managing that Fund.

         NUMBER OF EMPLOYEES

         As of March 31, 2000, the Company had 129 employees, including twelve investment professionals, of whom six are portfolio managers, four are research analysts and two are traders. The average period of employment of these professionals with the Company is approximately four years and their average investment experience is approximately fifteen years. The Company considers its employee relations to be good.

REGULATORY ENVIRONMENT

         Virtually all aspects of the Company's business are subject to various federal and state laws and regulations. As discussed above, the Company and its subsidiaries are registered with federal and state governmental agencies. These supervisory agencies have broad administrative powers, including the power to limit or restrict the Company from carrying on its business if it fails to comply with applicable laws and regulations. In the event of non-compliance, the possible sanctions that may be imposed include suspending individual employees, limiting the Company's ability to engage in business for specified periods of time, revoking the investment advisor or broker-dealer registrations and censures and fines.

         The Company's officers, directors and employees may from time to time own securities which are also held by the Funds. The Company's internal policies with respect to individual investments by certain employees, including officers and directors who are employed by the Company, require prior clearance and reporting of certain transactions and restrict or prohibit other transactions so as to reduce the possibility of conflicts of interest. The Company's compliance procedures meet the standards outlined in the most recent Investment Company Institute's guidelines related to securities transactions by employees, officers and directors of investment companies and recent amendments to Rule 17j-1 under the 40 Act.

         To the extent that existing or future regulations cause a reduction in sales of Fund shares or investment products or impair the investment performance of the Funds or such other investment products, the Company's aggregate net assets under management and its revenues might be adversely affected. Changes in regulations affecting free movement of international currencies might also adversely affect the Company.

         The Company is subject to increased scrutiny and a substantially-increased volume of compliance reporting related to its plan and activities, as discussed in more detail in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

         Since 1993, the NASD Conduct Rules have limited the amount of aggregate sales charges which may be paid in connection with the purchase and holding of investment company shares sold through brokers. The effect of the rule might be to limit the amount of fees that could be paid pursuant to a Fund's Rule 12b-1 distribution plan to IMDI. Such limitations would apply in a situation where a Fund has no, or limited, new sales for a prolonged period of time.

         Under the 40 Act, each of the Funds must file annually a current Prospectus and Statement of Additional Information with, and pay registration fees to, the SEC. The public may read and copy any material filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Additionally, each of the Funds must pay registration fees in some or all of the states.

         Under the 40 Act and rules thereunder, each of the Funds is required to obtain shareholder approval for certain changes in its operations including changes to its investment advisory contracts, a change in control of its adviser or IMDI, its principal underwriter, or a change in its fundamental investment objective or other fundamental policies. The 40 Act also requires that each of the Funds' investment advisory contracts be annually approved by the Funds' Board of Trustees.

         As a registered broker-dealer, IMDI is subject to net worth and capital requirements, bonding requirements and detailed rules of practice as well as general anti-fraud provisions.

ITEM 2.  PROPERTIES.

         The Company's corporate, research and administrative offices are located in leased premises, which consist of the following:

o Approximately 27,000 square feet located at Via Mizner Financial Plaza, 700 South Federal Highway, Boca Raton, Florida 33432, for an average rent per year of approximately $680,000. The lease expires in 2001.

o Approximately 5,300 square feet located at 1239-1287 East Newport Center Drive, Suite 106 and 205, Deerfield Beach, Florida 33442, for an average rent per year of $70,000. The lease expires in 2001.

o Approximately 1,800 square feet located at 200 East Broward Boulevard, Suite 1100, Fort Lauderdale, Florida 33301, for an average rent per year of $51,000. The lease expires in 2000.

         The Company's headquarters are located in the Boca Raton facility.

         All premises are leased from unaffiliated entities, and the Company believes that the facilities currently occupied by it are satisfactory for its present needs over the next fiscal year.

         The Company has entered into a lease with Boca II Associates, Ltd., landlord for First Union Plaza, located at 925 South Federal Highway, Boca Raton, Florida 33432. The Company intends to move its corporate, research and administrative offices into approximately 40,000 square feet of office space at First Union Plaza on March 1, 2001.

ITEM 3.  LEGAL PROCEEDINGS.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the Company's most recently completed fiscal year.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names and ages of the executive officers of the Company, and a description of the positions and offices each holds with the Company and its significant subsidiaries.


         NAME                             AGE    POSITIONS WITH THE COMPANY AND ITS SIGNIFICANT SUBSIDIARIES
         ----                             ---    -----------------------------------------------------------
         Keith J. Carlson                 Age    President, Chief Executive Officer,
                                          44     and Director since July 1999. Prior
                                                 thereto, Executive Vice President and
                                                 Chief Operating Officer from December
                                                 1997 to July 1999. Senior Vice
                                                 President August 1989 to
                                                 December 1997. Director from
                                                 April 1985 to October 1996.
                                                 Director of IMDI since June
                                                 1993. President and Chief
                                                 Executive Officer of IMDI since
                                                 December 1994. Director of IMI
                                                 since November


                                                   1992. Senior Vice President IMI since August
                                                   1994. President of IMSC from June 1993 to
                                                   February 1996. Director of IMSC since June
                                                   1993. Chairman and Trustee of Ivy Fund since
                                                   July 1999. Prior thereto, President of Ivy
                                                   Fund since December 1996. President and
                                                   Trustee of Mackenzie Solutions since
                                                   November 1998.


         James W. Broadfoot III           Age      Senior Vice President and Portfolio Manager
                                          57       since August 1990. Director since June 1995.
                                                   President, IMI since October 1997. President
                                                   and Interested Trustee of Ivy Fund since
                                                   July 1999. Prior thereto, Vice President of
                                                   Ivy Fund since June 1996.


         C. William Ferris                Age      Senior Vice President and Secretary/Treasurer
                                          55       since June 1995. Director, IMSC since
                                                   December 1994. President, IMSC since
                                                   February 1996. Director and Senior Vice
                                                   President of IMDI since December 1994.
                                                   Senior Vice President, IMI since December
                                                   1994. Secretary and Treasurer of Ivy Fund
                                                   since February 1994. Vice President,
                                                   Secretary and Treasurer of Mackenzie
                                                   Solutions since November 1998.


         Beverly J. Yanowitch             Age      Chief Financial Officer since January 2000.
                                          50       Vice President since December 1999. Senior
                                                   Vice President, IMDI since October 1997 and
                                                   Vice President, IMDI since December 1993.
                                                   Prior thereto, Controller from January 1993
                                                   to December 1999.


         Paul P. Baran                    Age      Portfolio Manager and Vice President of IMI
                                          49       since July 1998. Vice President since
                                                   December 1999. Prior thereto, Senior Vice
                                                   President and Chief Investment Officer for
                                                   Central Fidelity National Bank from
                                                   September 1987 to June 1998.

         Thomas H. Bivin, Jr.             Age      Vice President since September 1999. Executive
                                          61       Vice President and National Sales Manager
                                                   for Ivy Mackenzie Distributors, Inc. since
                                                   September 1999. Senior Vice President and
                                                   Wholesaler of Ivy Mackenzie Distributors,
                                                   Inc. since July 1994.



                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common shares are traded on the TSE under the ticker symbol MCI. The current bylaws of the TSE require every TSE listed company incorporated under the laws of Canada or any province to disclose to shareholders, on an annual basis, its corporate governance practices. That statement of corporate governance practices must indicate whether the Company complies with the guidelines for effective corporate governance contained in the TSE Guidelines and, if not, the reasons for the differing practices. As the Company is a foreign issuer in Canada, it is not technically required to comply with the TSE Guidelines. However, the Company has adopted the same approach to corporate governance as its majority shareholder, MFC, which follows the TSE Guidelines.

         The following table sets forth the high and low sales prices for the Company's common stock in U.S. dollars. The prices were obtained from the TSE in Canadian dollars and translated at each respective day's spot rate to U.S dollars.

                                       2000 Fiscal Year                             1999 Fiscal Year
                                 --------------------------                  ----------------------------
          Quarter                   High             Low                        High              Low
   -----------------------       ---------        ---------                  ----------        ----------
   April - June                    $5.34            $4.03                      $13.31            $8.20
   July-September                   4.72             3.73                       10.48             4.79
   October-December                 4.29             3.08                        7.15             3.90
   January-March                    6.46             3.19                        5.90             3.77


         MIMI's stock option plan was adopted by the Board of Directors on August 31, 1994 (the "1994 Plan"). In accordance with the rules of the TSE, effective September 9, 1999, MIMI amended the 1994 Plan to fix the maximum number of shares issuable under the 1994 Plan at 3,114,220 common shares, representing 10% of the issued and outstanding common shares of MIMI's then outstanding shares less the common shares issued on the exercise of options within the preceding year. On March 31, 2000, there were 1,505,500 options outstanding.

         There are approximately 169 registered shareholders of the Company. As of March 31, 2000, MFC was the primary shareholder holding 15,987,910 shares, or 86% of the Company.

          In the past, MIMI has retained its earnings for use in the operation and expansion of its business. Commencing in fiscal year 2001, it anticipates paying a cash dividend, subject to any legal restrictions and such other factors as the Board of Directors of MIMI may deem appropriate.

ITEM 6.  SELECTED FINANCIAL DATA.

         The tables below indicate selected consolidated financial information for MIMI as of and for each of the five years in the period ended March 31, 2000. The selected consolidated financial data have been derived from the Company's consolidated financial statements. The following data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Company's Consolidated Financial Statements and notes thereto included elsewhere in this document.
(Note: all figures are in US dollars except where otherwise stated).

                                                               For the year ended March 31,
                                         ----------------------------------------------------------------------------
                                          2000             1999             1998             1997               1996
                                         -------         -------           -------         -------            -------
                                                    (In thousands of dollars, except per share amounts)
         Revenues                        $63,506         $66,256           $65,096         $37,143            $21,837
         Net Income                        6,448           8,549             9,526           7,291              2,053
         Per common share:
         Net income - basic                 0.34            0.45              0.51            0.44               0.13
         Net income - diluted               0.34            0.44              0.49            0.43               0.13



                                                                   As of March 31,
                                     --------------------------------------------------------------------------
                                       2000             1999             1998           1997            1996
                                     ----------      ----------      ----------      ----------      ----------
                                                              (In thousands of dollars)
         Total Net Assets Under
         Management                  $7,028,003      $4,768,271      $5,246,088      $3,806,813      $2,176,607
         Total Assets                    64,072          68,169          61,925          64,406          25,951
         Total Liabilities                7,777          15,865          18,475          32,836           6,976
         Stockholders' equity            56,295          52,304          43,450          31,569          18,975


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


YEAR ENDED MARCH 31, 2000 COMPARED WITH YEAR ENDED MARCH 31, 1999

         Net assets under management, exclusive of net assets of the Canadian Funds for which MIMI provided sub-advisory services to MFC, increased 5% to $3,512 million at March 31, 2000 from $3,331 million at March 31, 1999. Of the $181 million increase, $689 million was attributable to market appreciation and $(508) million was attributable to net redemptions (sales less redemptions). Net redemptions decreased by $15 million compared to the year ended March 31, 1999 due to (i) a $246 million increase in sales primarily due to increased interest in international investing, in addition to the reopening of Ivy European Opportunities Fund and (ii) a $231 million increase in redemptions over the prior year of which redemptions in Ivy International Fund represented 71% of the total redemptions.

         At March 31, 2000, the net assets of the Canadian Funds for which MIMI provides sub-advisory services to MFC totaled approximately $3,516 million as compared to $1,437 million at March 31, 1999, representing a 145% increase.

REVENUES

         Total revenues decreased 4% to $63.5 million for the year ended March 31, 2000 from $66.3 million for the year ended March 31, 1999. The decrease is primarily due to (i) the sale of the Class B deferred selling commission asset and (ii) the decrease in average net assets under management and the fees derived therefrom. The following is an explanation of the increase or decrease in each major category.

         Management fees decreased 4%, or $1.3 million, to $32.5 million for the year ended March 31, 2000 from $33.8 million for the year ended March 31, 1999, solely attributable to the decrease in average net assets under management.

         Sub-advisory fees from the Canadian Funds increased 58%, or $3.5 million, to $9.5 million for the year ended March 31, 2000 from $6.0 million for the year ended March 31, 1999. This increase can be attributed to (i) the growth in net assets of the Canadian Funds as discussed above and (ii) an increase in the number of funds to 11 from 9 for which sub-advisory services were rendered in fiscal year 2000 as compared to fiscal year 1999, respectively.

         12b-1 Service and Distribution Fees received from the Funds decreased 39%, or $5.8 million, to $8.9 million for the year ended March 31, 2000 from $14.7 million for the year ended March 31, 1999, attributable to the sale of the Class B deferred selling commission asset in March 1999.

         Administrative, fund accounting and transfer agent fees during fiscal year 2000 of $7.1 million were comparable with fiscal year 1999 amounts.

         Underwriting fees increased 300%, or $0.3 million, to $0.4 million for the year ended March 31, 2000 from $0.1 million for the year ended March 31, 1999, due to the overall increase in sales volume.

         Redemption fees in the form of CDSCs, decreased 87%, or $2.7 million, to $0.4 million for the year ended March 31, 2000 from $3.1 million for the year ended March 31, 1999. This decrease can be attributed to the sale of the deferred selling commission asset in March 1999.

         Interest, dividends, and other revenue increased 129%, or $1.8 million, to $3.2 million for the year ended March 31, 2000 from $1.4 million for the year ended March 31, 1999, primarily due to MIMI's higher cash balances resulting from the sale of the deferred selling commission asset, as discussed previously, and dividends earned on the Company's investment in Ivy European Opportunities Fund.

         Net realized gain on marketable securities increased $1.5 million for the year ended March 31, 2000 primarily due to the Company's liquidation of its investment in Ivy European Opportunities Fund.

EXPENSES

         Total operating expenses of $52.6 million for the year ended March 31, 2000 were comparable to the prior year.

         Sales literature, advertising and promotion expenses increased 54%, or $1.3 million, to $3.7 million for the year ended March 31, 2000 from $2.4 million for the year ended March 31, 1999 due to sales force and related marketing expenditure increases for the promotion of new and existing products.

         12b-1 Service Fees paid to broker/dealers were comparable to the corresponding period last year.

         Employee compensation and benefits increased 29%, or $3 million, to $13.3 million for the year ended March 31, 2000 from $10.3 million for the year ended March 31, 1999 due to (i) an increase in the number of employees to 129 at March 31, 2000 from 123 at March 31, 1999; (ii) salary and cost-of-living adjustments; and (iii) a retirement allowance made to the former President and Chief Executive Officer who resigned in July 1999.

         Sub-advisory fees paid decreased 8%, or $1.2 million, to $13.6 million for the year ended March 31, 2000 from $14.8 million for the year ended March 31, 1999 due to a decrease in average net assets in Ivy International Fund.

         Amortization of deferred selling commissions decreased 82%, or $5.1 million, to $1.1 million for the year ended March 31, 2000 from $6.2 million for the year ended March 31, 1999. This decrease was attributable to the sale of the deferred selling commission asset in March 1999.

         General and administrative expenses increased 30%, or $1.5 million, to $6.5 million for the year ended March 31, 2000 from $5 million for the year ended March 31, 1999 primarily due to increases in (i) expensing of Fund organization costs resulting from the adoption of Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities; (ii) the outsourcing of certain technology-related services; (iii) travel costs related to new product development and recruiting activities; and (iv) costs, including office and computer supplies, and other general operating expenses.

         In fiscal year 2000, there was no interest expense as the bank line of credit used to fund the payment of sales commissions paid to broker/dealers for the sale of Class B and C shares was repaid when the deferred selling commission asset was sold in March 1999.

         Occupancy and equipment rental increased 8%, or $81,000, to $1,044,000 for the year ended March 31, 2000 from $963,000 for the year ended March 31, 1999 due to the expansion of office space to accommodate the increase in staff and the escalation clauses in the leases.

         IMI voluntarily limits total fund expenses for certain Funds and bears expenses in excess of such limits. The increase of $0.9 million, to $2.6 million for the year ended March 31, 2000 from $1.7 million for the year ended March 31, 1999 in the reimbursement to the Funds for expenses is attributable to: (i) the increase in the number of Funds reimbursed; and (ii) a decrease in the average net assets of many of the Funds that IMI reimburses.


YEAR ENDED MARCH 31, 1999 COMPARED WITH YEAR ENDED MARCH 31, 1998

         Net assets under management, exclusive of net assets of the Canadian Funds for which MIMI provided sub-advisory services to MFC, decreased 15% to $3,331 million at March 31, 1999 from $3,918 million at March 31, 1998. Of the $587 million decrease, $523 million was attributable to net redemptions (sales less redemptions) and the balance of $64 million was attributable to market depreciation and cash distributions. Net sales decreased by $1,133 million compared to the year ended March 31, 1998 due to (i) a $449 million increase in redemptions over the prior year which the Company believes was primarily resulting from investors' apprehension of the world financial markets and (ii) a $684 million decrease in sales primarily due to the closing of IIF to new shareholders in April 1997.

         At March 31, 1999, the net assets of the Canadian Funds for which MIMI provides sub-advisory services to MFC totaled approximately $1,437 million as compared to $1,328 million at March 31, 1998, representing an 8% increase.

REVENUES

         Total revenues increased 2% to $66.3 million for the year ended March 31, 1999 from $65.1 million for the year ended March 31, 1998. The increase is primarily due to the increase in average net assets under management and the fees derived therefrom. The following is an explanation of the increase or decrease in each major category.

         Management fees increased 2%, or $0.6 million, to $33.8 million for the year ended March 31, 1999 from $33.2 million for the year ended March 31, 1998, solely attributable to the increase in average net assets under management.

         Sub-advisory fees from the Canadian Funds increased 7%, or $0.4 million to $6.0 million for the year ended March 31, 1999 from $5.6 million for the year ended March 31, 1998. This increase can be attributed to (i) the growth in net assets of the Canadian Funds as discussed above and (ii) the addition of one fund for which sub-advisory services were rendered in fiscal year 1999 as compared to fiscal year 1998.

         12b-1 Service and Distribution Fees received from the Funds increased 1%, or $0.1 million, to $14.7 million for the year ended March 31, 1999 from $14.6 million for the year ended March 31, 1998, as average net assets for the year ended March 31, 1999 were above the year ended March 31, 1998.

         Administrative, fund accounting and transfer agent fees during fiscal year 1999 of $7.1 million were comparable with fiscal year 1998 amounts.

         Underwriting fees decreased 80%, or $0.4 million, to $0.1 million for the year ended March 31, 1999 from $0.5 million for the year ended March 31, 1998, due to the overall decrease in sales volume.

         Redemption fees in the form of CDSCs increased 63%, or $1.2 million, to $3.1 million for the year ended March 31, 1999 from $1.9 million for the year ended March 31, 1998. This increase can be attributed to the $125 million increase in Class B and C share redemptions over the last fiscal year.

         Interest, dividends, and other revenue decreased 33%, or $0.7 million, to $1.4 million for the year ended March 31, 1999 from $2.1 million for the year ended March 31, 1998. Other revenue during fiscal year 1998 included a net gain of $1 million resulting from the sale of assets of the Company's four municipal funds comprising the Mackenzie Series Trust.

EXPENSES

         Total operating expenses increased by 6%, or $3 million, to $52.6 million for the year ended March 31, 1999 from $49.6 million for the year ended March 31, 1998 due to (i) 12b-1 Service Fees paid to broker/dealers and sub-advisory fees paid to an unrelated third party resulting from a higher level of average net assets under management as discussed above; (ii) an increase in staffing levels and office space; and (iii) an increase in reimbursement to the Funds for expenses due to a decrease in net assets under management in certain of the Funds.

         Sales literature, advertising and promotion expenses decreased 38%, or $1.5 million, to $2.4 million for the year ended March 31, 1999 from $3.9 million for the year ended March 31, 1998 due to a more tightly focused advertising and marketing program.

         12b-1 Service Fees paid to broker/dealers increased 27%, or $1.9 million, to $9.0 million for the year ended March 31, 1999 from $7.1 million for the year ended March 31, 1998 due to the increase in average net assets under management.

         Employee compensation and benefits increased 7%, or $0.7 million, to $10.3 million for the year ended March 31, 1999 from $9.6 million for the year ended March 31, 1998 due to (i) an increase in the number of employees to 123 at March 31, 1999 from 117 at March 31, 1998; (ii) salary and cost-of-living adjustments; and (iii) an increase in 401(k) company contributions due to an increase in the Company's matching contributions.

         Sub-advisory fees paid to Northern Cross, the sub-advisor to IIF, increased 1%, or $0.1 million, to $14.8 million for the year ended March 31, 1999 from $14.7 million for the year ended March 31, 1998 due to an increase in average net assets under management in the Fund.

         Amortization of deferred selling commissions decreased 13%, or $0.9 million, to $6.2 million for the year ended March 31, 1999 as compared to $7.1 million for the year ended March 31, 1998. This decrease was attributable to (i) the decline in Class B and C share sales; and (ii) the sale of the Class B deferred selling commission asset.

         General and administrative expenses increased 35%, or $1.3 million, to $5.0 million for the year ended March 31, 1999 from $3.7 million for the year ended March 31, 1998 primarily due to increases in (i) expensing of Fund organization costs resulting from the adoption of Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities; (ii) the outsourcing of certain technology-related services; (iii) travel costs related to new product development; and (iv) costs, including office and computer supplies and other general operating expenses.

         Interest expense decreased 2% for the year ended March 31, 1999 due to lower interest rates during fiscal year 1999 as compared to fiscal year 1998.

         Occupancy and equipment rental increased 25%, or $0.2 million, to $1.0 million for the year ended March 31, 1999 from $0.8 million for the year ended March 31, 1998 due to the expansion of office space to accommodate the increased staff.

         IMI voluntarily limits total fund expenses for certain Ivy Funds and bears expenses in excess of such limits. The increase of $0.7 million, to $1.7 million, in the reimbursement to the Funds for expenses is primarily attributable to the decline in the net asset values of many of the Funds that IMI reimburses.


LIQUIDITY AND CAPITAL RESOURCES

         Liquidity and capital resources are primarily derived from the operating cash flows received by the Company from managing and providing investment advisory services to mutual funds offered in the U.S.

and from providing sub-advisory services to the Canadian Funds. The Company manages its resources to ensure the availability of sufficient cash flows to meet all of its financial commitments.

         At March 31, 2000, the Company's position in cash and cash equivalents decreased to $41.1 million from $51.0 million at March 31, 1999. This $9.9 million decrease for the year ended March 31, 2000 resulted from (i) cash used in operating activities of $6.1 million (primarily for payment of federal and state income taxes); (ii) cash used in investing activities of $1.4 million, primarily related to the acquisition of the Hudson Capital Appreciation Fund and purchases of property and equipment; and (iii) cash used in financing activities of $2.5 million primarily to repurchase and retire MIMI's common stock. Included in cash equivalents at March 31, 2000 are $30.9 million of short-term investments that can be readily converted to cash.

         The payment of deferred selling commissions to broker/dealers increased to $5.2 million for the year ended March 31, 2000 from $3.9 million for the year ended March 31, 1999. The increase, in the opinion of management, can be attributed to the increased interest in international investing and the reopening of the Ivy European Opportunities Fund. Commission payments made during the year ended March 31, 2000 were funded internally from operations.

         On October 13, 1999, the Company entered into a $10 million line of credit with First Union National Bank. The line of credit has a term of 364 days and is available for general working capital and short-term capital expenditure needs. There are no immediate plans to draw on the line of credit as the Company maintains sufficient cash balances to meet its financial commitments.

         Capital expenditures for fiscal years 2000 and 1999 were internally funded and primarily consisted of computer equipment and software enhancements. The Company anticipates investing approximately an additional $1.7 million during the year ended March 31, 2001 in equipment, technology and furniture and furnishings.

YEAR 2000

         The Company did not experience any interruptions to its business or operations as a result of the transition to the year 2000, nor did it have to implement any of its contingency plans. Although it incurred costs in preparation for the transition, those costs did not affect its financial position in any material way.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Reference is made to the information contained under the heading "Business - Risk Factors and Cautionary Statements".

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The table below indicates selected financial information for MIMI on a consolidated basis for the last eight fiscal quarters.



     FISCAL 2000 FOR THE QUARTER ENDED                             JUN 30        SEPT 30          DEC 31         MAR 31
                                                                   ------        -------          ------         ------
     (In thousands of dollars, except per share amounts)            U.S.$          U.S.$           U.S.$          U.S.$

     Revenues                                                      14,873         14,661          16,157         17,815

     Expenses                                                      12,715         13,646          12,907         13,326

     Provision for income taxes                                       963            535           1,375          1,591

     Net income                                                     1,195            480           1,875          2,898

     Earnings per share - basic                                      0.06           0.03            0.10           0.16

     Earnings per share - diluted                                    0.06           0.03            0.10           0.16




     FISCAL 1999 FOR THE QUARTER ENDED                             JUN 30        SEPT 30          DEC 31         MAR 31
                                                                   ------        -------          ------         ------
     (In thousands of dollars, except per share amounts)            U.S.$          U.S.$           U.S.$          U.S.$

     Revenues                                                      17,866         16,694          16,219         15,477

     Expenses                                                      14,012         13,304          12,914         12,325

     Provision for income taxes                                     1,553            966           1,346          1,287

     Net income                                                     2,301          2,424           1,959          1,865

     Earnings per share - basic                                      0.12           0.13            0.10           0.10

     Earnings per share - diluted                                    0.12           0.13            0.10           0.10


         The financial statements required by this item appear beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Company incorporates by reference the information contained under the captions "Election of Directors," "Securities Ownership of Certain Beneficial Owners and Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Definitive Proxy Statement (the "Proxy Statement") relative to our annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. We also incorporate by reference "Executive Officers of the Registrant" as set forth under Item 4A of this Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         Information called for by this item is set forth under "Named Executive Officer Compensation" in the Proxy Statement and incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information called for by this item is set forth under "Voting Shares and Principal Ownership" in the Proxy Statement and incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this report:

1.       FINANCIAL STATEMENTS:

         Consolidated Financial Statements and Report of Independent Certified Public Accountants included herein: See Index on page F-1.

2.       FINANCIAL STATEMENT SCHEDULES:

         All schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the Consolidated Financial Statements or the notes thereto.

EXHIBITS:

         The following exhibits are filed herewith or incorporated by reference as indicated below.

   EXHIBIT #                            DESCRIPTION                                         DOCUMENT IF INCORPORATED BY REFERENCE
   ---------                            -----------                                         -------------------------------------
3.1.1                                   Certificate of Incorporation -                      Exhibit 3.1.1 to the Company's
                                        Mackenzie Investment Management, Inc.               Form 10 filed with the Commission
                                                                                            on Oct. 13, 1999

3.1.2                                   Articles of Organization - Ivy Management, Inc.     Exhibit 3.1.2 to the Company's
                                                                                            Form 10 filed with the Commission
                                                                                            on Oct. 13, 1999

3.1.3                                   Articles of Incorporation -                         Exhibit 3.1.3 to the Company's
                                        Ivy Mackenzie Distributors, Inc.                    Form 10 filed with the Commission
                                                                                            on Oct. 13, 1999

3.1.4                                   Articles of Incorporation -                         Exhibit 3.1.4 to the Company's
                                        Ivy Mackenzie Services Corp.                        Form 10 filed with the Commission
                                                                                            on Oct. 13, 1999

3.2.1                                   By-Laws -                                           Exhibit 3.2.1 to the Company's
                                        Mackenzie Investment Management Inc.                Form 10 filed with the Commission
                                                                                            on Oct. 13, 1999


3.2.2                                   By-Laws - Ivy Management, Inc.                      Exhibit 3.2.2 to the Company's
                                                                                            Form 10 filed with the Commission
                                                                                            on Oct. 13, 1999

3.2.3                                   By-Laws - Ivy Mackenzie Distributors, Inc.          Exhibit 3.2.3 to the Company's
                                                                                            Form 10 filed with the Commission
                                                                                            on Oct. 13, 1999

3.2.4                                   By-Laws - Ivy Mackenzie Services Corp.              Exhibit 3.2.4 to the Company's
                                                                                            Form 10 filed with the Commission
                                                                                            on Oct. 13, 1999

4.1                                     Stock Certificate - Mackenzie Investment            Exhibit 4.1 to the Company's
                                        Management Inc.                                     Form 10 filed with the Commission
                                                                                            on Oct. 13, 1999

10.1                                    Revolving Credit and Term Loan Agreement            Exhibit 10.1 to the Company's
                                        dated February 11, 1994 between Mackenzie           form 10 filed with the Commission
                                        Investment Management Inc. and The First            on Oct. 13, 1999
                                        National Bank of Boston, as amended

10.2                                    Mackenzie Program Master Agreement Dated            Exhibit 10.2 to the Company's
                                        as of March 16, 1999 among Mackenzie                Form 10 filed with the Commission
                                        Investment Management Inc, as Parent, Ivy           on Oct. 13, 1999
                                        Management, Inc. and Mackenzie Investment
                                        Management Inc. as Advisor, Ivy Mackenzie
                                        Distributors, Inc. as Distributor, Ivy Mackenzie
                                        Services Corp., as Program Service Agent,
                                        Putnam Lovell Finance L.P. as Purchaser, Putnam,
                                        Lovell, De Guardiola & Thornton Inc. as Program
                                        Administrator and Bankers Trust Company, not in
                                        its individual capacity but solely as Collection
                                        Agent, except as otherwise expressly provided.






   EXHIBIT #               DESCRIPTION                                                    DOCUMENT IF INCORPORATED BY REFERENCE
   ---------               -----------                                                    -------------------------------------
10.3                       Lease Agreement between Via Mizner Associates                   Exhibit 10.3 to the Company's
                           (Landlord) and Mackenzie Investment Management                  Form 10 filed with the Commission
                           Inc. (Tenant)                                                   on Oct. 13, 1999

10.4                       Sublease Agreement between Buenos Aires                         Exhibit 10.4 to the Company's
                           Embotelladora S.A. as Lessor and Mackenzie                      Form 10 filed with the Commission
                           Investment Management Inc. as Lessee.                           on Oct. 13, 1999

10.5                       First Amendment to Sublease Between Buenos                      Exhibit 10.5 to the Company's
                           Aires Embotelladora S.A. (Lessor) and Mackenzie                 Form 10 filed with the Commission
                           Investment Management Inc., (Lessee)                            on Oct. 13, 1999

10.6                       Lease Agreement Between Via Mizner Associates                   Exhibit 10.6 to the Company's
                           and Ivy Management, Inc.                                        Form 10 filed with the Commission
                                                                                           on Oct. 13, 1999

10.7                       First Amendment to Lease Agreement Between                      Exhibit 10.7 to the Company's
                           Via Mizner Associates and Ivy Management, Inc.                  Form 10 filed with the Commission
                                                                                           on Oct. 13, 1999

10.8                       Mackenzie Investment Management, Inc.                           Exhibit 10.8 to the Company's
                           1994 Stock Option Plan                                          Form 10 filed with the Commission
                                                                                           on Oct. 13, 1999

10.9                       Mackenzie Investment Management, Inc.                           Exhibit 10.9 to the Company's
                           Profit Sharing Plan, as amended                                 Form 10 filed with the Commission
                                                                                           on Oct. 13, 1999

10.10                      Master Administrative Services Agreement -                      Exhibit 10.10 to the Company's
                           Ivy Fund                                                        Form 10 filed with the Commission
                                                                                           on Oct. 13, 1999

10.11                      Master Business Management and Investment                       Exhibit 10.11 to the Company's
                           Advisory Agreement - Ivy Fund                                   Form 10 filed with the Commission
                                                                                           on Oct. 13, 1999

10.12                      Master Fund Accounting Services Agreement -                     Exhibit 10.12 to the Company's
                           Ivy Fund                                                        Form 10 filed with the Commission
                                                                                           on Oct. 13, 1999

10.13                      Master Business Management and Investment                       Exhibit 10.13 to the Company's
                           Advisory Agreement - Mackenzie Solutions                        Form 10 filed with the Commission
                                                                                           on Oct. 13, 1999

10.14                      Master Fund Accounting Services Agreement -                     Exhibit 10.14 to the Company's
                           Mackenzie Solutions                                             Form 10 filed with the Commission
                                                                                           on Oct. 13, 1999

10.15                      Subadvisory Agreement dated July 1, 1999,                       Exhibit 10.15 to the Company's
                           between Ivy Management, Inc. and Garmaise                       Form 10 filed with the Commission
                           Investment Technologies (US) Inc.                               on Oct. 13, 1999

10.16                      Credit Agreement dated October 13, 1999                         Exhibit 10.16 filed herewith
                           between Mackenzie Investment Management
                           Inc. and its Subsidiaries, and First Union
                           National Bank



   EXHIBIT #               DESCRIPTION                                                    DOCUMENT IF INCORPORATED BY REFERENCE
   ---------               -----------                                                    -------------------------------------
10.17                      Lease Agreement dated March 20, 2000 between                    Exhibit 10.17 filed herewith
                           Boca II Associates, Ltd. (Landlord) and Mackenzie
                           Investment Management Inc. (Tenant)

10.18                      Master Mackenzie Dealer Agreement for the Sale                  Exhibit 10.18 filed herewith
                           of Shares of The Mackenzie Group of Funds

10.19                      Ivy Fund Amended and Restated Distribution                      Exhibit 10.19 filed herewith
                           Agreement dated October 23, 1993

10.20                      Subadvisory Contract between Ivy Fund, Ivy                      Exhibit 10.20 filed herewith
                           Management, Inc. and Boston Overseas
                           Investors, Inc. dated December 31, 1999

10.21                      Assignment Agreement between Northern Cross                     Exhibit 10.21 filed herewith
                           Investments Limited, Boston Overseas Investors,
                           Inc., Ivy Fund and Ivy Management, Inc. dated
                           April 1, 1993

10.22                      Investment Advisory Agreement between Ivy Fund                  Exhibit 10.22 filed herewith
                           and Mackenzie Financial Corporation

10.23                      Transfer Agency and Shareholder Services                        Exhibit 10.23 filed herewith
                           Agreement between Ivy Fund and Ivy Management,
                           Inc. dated January 1, 1992

10.24                      Assignment Agreement between Mackenzie Ivy                      Exhibit 10.24 filed herewith
                           Investor Services Corp., Ivy Fund and Ivy
                           Management, Inc. dated October 1, 1993

10.25                      Ivy Fund Addendum to Transfer Agency and                        Exhibit 10.25 filed herewith
                           Shareholder Services Agreement dated
                           October 1, 1993

10.26                      Subadvisory Agreement between Ivy Management,                   Exhibit 10.26 filed herewith
                           Inc. and Henderson Investment Management
                           Limited dated February 1, 1999

10.27                      Amendment to Schedule A to Subadvisory                          Exhibit 10.27 filed herewith
                           Agreement between Ivy Management, Inc. and
                           Henderson Investment Management Limited
                           dated April 30, 1999

10.28                      Subadvisory Agreement between Ivy Management,                   Exhibit 10.28 filed herewith
                           Inc. and Peter Cundill and Associates, Inc. dated
                           March 1, 2000

21.1                       Subsidiaries                                                    Exhibit 21.1 to the Company's
                                                                                           Form 10 filed with the Commission
                                                                                           on Oct. 13, 1999

24.1                       Powers of Attorney                                              Exhibit 24.1 to the Company's
                                                                                           Form 10 filed with the Commission
                                                                                           on Oct. 13, 1999

27.1                       Financial Data Schedule

(b)      Reports on Form 8-K:

        On May 1, 2000, the Company filed a Form 8-K under Item 5 announcing the hiring of a new portfolio manager who will serve as Senior Vice President and Chief Investment Officer-International Equities. It was also announced that the Ivy International Fund will be reopened to new investors on or about June 1, 2000.

        On May 15, 2000, the Company filed a Form 8-K under Item 5 announcing its financial results for the fourth quarter and year ended March 31, 2000.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   MACKENZIE INVESTMENT
   MANAGEMENT INC.

   By:  /s/ KEITH J. CARLSON
       ----------------------------------
         Keith J. Carlson
         President and Chief
         Executive Officer
         Date:  June 29, 2000

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.




NAME                              CAPACITY                                          DATE
----                              --------                                          ----
/s/ KEITH J. CARLSON              President and Chief Executive Officer             June 29, 2000
----------------------------
    Keith J. Carlson


/s/ C. WILLIAM FERRIS             Senior Vice President, Secretary/Treasurer        June 29, 2000
----------------------------
    C. William Ferris


/s/ NEIL LOVATT                   Chairman and Director                             June 29, 2000
----------------------------
    Neil Lovatt


/s/ JAMES W. BROADFOOT III        Senior Vice President and Director                June 29, 2000
----------------------------
    James W. Broadfoot III


/s/ ALAN J. DILWORTH              Director                                          June 29, 2000
----------------------------
    Alan J. Dilworth







/s/ ALLAN S. MOSTOFF              Director                                          June 29, 2000
----------------------------
    Allan S. Mostoff, Esq.


/s/ JAMES L. HUNTER               Director                                          June 29, 2000
----------------------------
    James L. Hunter


/s/ ALASDAIR J. MCKICHAN          Director                                          June 29, 2000
----------------------------
    Alasdair J. McKichan


/s/ MICHAEL R. PEERS              Director                                          June 29, 2000
----------------------------
    Michael R. Peers


/s/ DOLPH W. VON ARX              Director                                          June 29, 2000
----------------------------
    Dolph W. von Arx


/s/ BEVERLY J. YANOWITCH          Vice President and Chief Financial Officer        June 29, 2000
----------------------------
    Beverly J. Yanowitch


/s/ PAUL P. BARAN                 Vice President                                    June 29, 2000
----------------------------
    Paul P. Baran


/s/ THOMAS H. BIVIN, JR.          Vice President                                    June 29, 2000
----------------------------
    Thomas H. Bivin, Jr.



TABLE OF CONTENTS

                                                                          PAGES
                                                                          -----

Management's Report to the Shareholders                                    F-2

Report of Independent Certified Public Accountants                         F-3

Financial Statements:

     Consolidated Statements of Financial Condition as of
     March 31, 2000 and 1999                                               F-4

     Consolidated Statements of Operations for the years ended
     March 31, 2000, 1999 and 1998                                         F-5

     Consolidated Statements of Changes in Stockholders' Equity
     for the years ended March 31, 2000, 1999 and 1998                     F-6

     Consolidated Statements of Cash Flows for the years ended
     March 31, 2000, 1999 and 1998                                         F-7

     Notes to Consolidated Financial Statements                          F-8-20

                     MANAGEMENT'S REPORT TO THE SHAREHOLDERS

         The accompanying consolidated financial statements and all information in the Form 10-K have been prepared by management and approved by the Board of Directors of Mackenzie Investment Management Inc. (the "Company"). The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States and, where appropriate, reflect management's best estimates and judgments. The Company has reviewed its consolidated financial statements for the periods presented for compliance with accounting principles generally accepted in Canada and has determined that there are no material differences between the amounts reported in these financial statements and the amounts which would be reported in accordance with accounting principles generally accepted in Canada.

         Management is responsible for the accuracy, integrity and objectivity of the consolidated financial statements within reasonable limits of materiality and for the consistency of financial data included in the text of the Form 10-K with that contained in the consolidated financial statements.

         Management is responsible for the maintenance of a system of internal controls designed to provide reasonable assurance that the Company's assets are safeguarded; that only valid and authorized transactions are executed; and that accurate, timely, and comprehensive financial information is prepared.

         The Company's Audit, Finance and Risk Committee is appointed by the Board of Directors annually and is comprised of two non-management and one management director. The Audit, Finance and Risk Committee meets with management as well as with the independent certified public accountants to satisfy itself that management is properly discharging its financial reporting responsibilities and to review the consolidated financial statements and the report of independent certified public accountants. The Audit, Finance and Risk Committee reports its findings to the Board of Directors for consideration in approving the consolidated financial statements for presentation to the shareholders. The independent certified public accountants have direct access to the Audit, Finance and Risk Committee of the Board of Directors.

         The consolidated financial statements have been independently audited by PricewaterhouseCoopers LLP on behalf of the shareholders, in accordance with auditing standards generally accepted in the United States. Their report outlines the nature of their audit and expresses their opinion on the consolidated financial statements of the Company.

Keith J. Carlson                                       Beverly J. Yanowitch
President and Chief Executive Officer                  Vice President and Chief
                                                       Financial Officer

April 28, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Mackenzie Investment Management Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Mackenzie Investment Management Inc. and its subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
April 28, 2000

MACKENZIE INVESTMENT MANAGEMENT INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

--------------------------------------------------------------------------------

                                                                                               MARCH 31,
                                                                                      ----------------------------
                                                                                         2000               1999
                                                                                      -----------      -----------
                                  ASSETS

Cash and cash equivalents                                                             $41,095,301      $51,032,223
Marketable securities                                                                   3,388,768        1,447,734
Receivables:
    Funds for fees and expense advances                                                 4,725,964        5,372,633
    Other                                                                               1,893,628          854,343
Property and equipment, net                                                             1,084,212        1,306,696
Management contracts, net                                                               5,430,191        5,643,284
Deferred selling commissions                                                            5,828,749        1,761,002
Other assets                                                                              624,964          751,342
                                                                                      -----------      -----------
        Total assets                                                                  $64,071,777      $68,169,257
                                                                                      ===========      ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Payable to Funds for purchases of Funds' shares and
      expense reimbursements                                                          $   488,920      $   158,365
    Sub-advisory fees payable                                                           3,249,994        3,447,159
    Accounts payable                                                                      760,636          876,578
    Accrued expenses and other liabilities                                              1,311,084        2,138,424
    Income taxes payable                                                                  275,650        9,241,917
    Deferred tax liability                                                              1,690,899            2,976
                                                                                      -----------      -----------
        Total liabilities                                                               7,777,183       15,865,419
                                                                                      -----------      -----------
Commitments

Stockholders' equity:
    Capital stock, $.01 par value, 100,000,000 shares authorized, 18,591,800 and
      19,210,200 shares issued and outstanding as of March 31, 2000
      and 1999, respectively                                                              185,918          192,102
    Additional paid-in capital                                                         37,952,532       40,403,488
    Retained earnings                                                                  18,156,144       11,708,248
                                                                                      -----------      -----------
        Total stockholders' equity                                                     56,294,594       52,303,838
                                                                                      -----------      -----------
        Total liabilities and stockholders' equity                                    $64,071,777      $68,169,257
                                                                                      ===========      ===========









   The accompanying notes are an integral part of these financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                FOR THE YEARS ENDED MARCH 31,
                                                      ---------------------------------------------
                                                          2000            1999             1998
                                                      -----------      -----------      -----------
Revenues:
    Management fees                                   $32,546,397      $33,812,998      $33,223,349
    Sub-advisory fees from Canadian Funds               9,468,542        5,994,295        5,556,333
    12b-1 Service and Distribution fees                 8,923,631       14,675,809       14,649,757
    Transfer agent fees                                 2,993,736        3,018,847        3,012,911
    Administrative services fees                        3,251,215        3,415,947        3,396,325
    Fund accounting fees                                  819,391          707,358          724,670
    Underwriting fees                                     394,970          140,940          515,823
    Redemption fees                                       387,025        3,054,426        1,946,276
    Interest, dividends and other                       3,206,366        1,435,261        2,066,548
    Net realized gain on marketable securities          1,514,857               --            3,899
                                                      -----------      -----------      -----------
                                                       63,506,130       66,255,881       65,095,891
                                                      -----------      -----------      -----------

Expenses:
    Sales literature, advertising and promotion         3,664,595        2,429,708        3,881,964
    12b-1 Service fees                                  8,984,970        9,036,835        7,082,591
    Employee compensation and benefits                 13,327,869       10,335,240        9,603,448
    Sub-advisory fees                                  13,603,911       14,826,319       14,672,847
    Amortization of management contracts                1,123,262        1,081,895        1,095,782
    Amortization of deferred selling commissions        1,113,821        6,202,132        7,065,446
    Depreciation                                          696,535          549,930          336,549
    General and administrative                          6,451,071        4,990,050        3,664,911
    Interest                                                   --          473,842          483,645
    Occupancy and equipment rental                      1,044,229          962,903          767,535
    Reimbursement to Funds for expenses                 2,584,021        1,667,174          950,898
                                                      -----------      -----------      -----------
                                                       52,594,284       52,556,028       49,605,616
                                                      -----------      -----------      -----------
    Income before income taxes                         10,911,846       13,699,853       15,490,275

        Provision for income taxes                      4,463,950        5,151,197        5,964,056
                                                      -----------      -----------      -----------
    Net income                                        $ 6,447,896      $ 8,548,656      $ 9,526,219
                                                      ===========      ===========      ===========
    Basic earnings per share:                                0.34             0.45             0.51
                                                      ===========      ===========      ===========
        Weighted average number of common
            shares outstanding used in basic
            calculation                                18,781,410       19,137,480       18,644,026
                                                      ===========      ===========      ===========
    Diluted earnings per share:                              0.34             0.44             0.49
                                                      ===========      ===========      ===========
        Weighted average number of common and
            common equivalent shares outstanding
            used in diluted calculation                18,817,070       19,267,093       19,306,659
                                                      ===========      ===========      ===========




   The accompanying notes are an integral part of these financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------




                                                                                                    (ACCUMULATED
                                                       COMMON STOCK               ADDITIONAL         DEFICIT)/        TOTAL
                                                 -------------------------          PAID-IN          RETAINED      STOCKHOLDERS'
                                                 SHARES            AMOUNT           CAPITAL          EARNINGS         EQUITY
                                                 ------            ------        -----------     ---------------   -------------
Balance, March 31, 1997                        9,000,000      $     90,000      $ 37,846,048      $ (6,366,627)     $ 31,569,421
Two-for-one stock split (Note 10)              9,000,000            90,000           (90,000)               --                --
Issuance of common stock issued under
    stock option plan                            917,000             9,170         1,262,180                --         1,271,350
Tax benefit related to the exercise of
    employee stock options                            --                --         1,218,060                --         1,218,060
Costs associated with the issuance of
    common stock                                      --                --          (135,231)               --          (135,231)
Net income for the year                               --                --                --         9,526,219         9,526,219
                                              ----------      ------------      ------------      ------------      ------------
Balance, March 31, 1998                       18,917,000           189,170        40,101,057         3,159,592        43,449,819
Issuance of common stock under
    stock option plan                            316,000             3,160           410,740                --           413,900
Purchase and retirement of common stock          (22,800)             (228)         (108,309)               --          (108,537)
Net income for the year                               --                --                --         8,548,656         8,548,656
                                              ----------      ------------      ------------      ------------      ------------
Balance, March 31, 1999                       19,210,200           192,102        40,403,488        11,708,248        52,303,838
Issuance of common stock under
    stock option plan                              3,000                30             3,720                --             3,750
Purchase and retirement of common stock         (621,400)           (6,214)       (2,454,676)               --        (2,460,890)
Net income for the year                               --                --                --         6,447,896         6,447,896
                                              ----------      ------------      ------------      ------------      ------------
Balance, March 31, 2000                       18,591,800      $    185,918      $ 37,952,532      $ 18,156,144      $ 56,294,594
                                              ==========      ============      ============      ============      ============







   The accompanying notes are an integral part of these financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

--------------------------------------------------------------------------------


                                                                                 FOR THE YEARS ENDED MARCH 31,
                                                                      ------------------------------------------------
                                                                         2000               1999             1998
                                                                      ------------      ------------      ------------
Cash flows from operating activities:
    Net income                                                        $  6,447,896      $  8,548,656      $  9,526,219
    Adjustments to reconcile net income to net cash
        (used in) provided by operating activities:
      Depreciation                                                         696,535           549,930           336,549
      Amortization of management contracts                               1,123,262         1,081,895         1,095,782
      Amortization of deferred selling commissions                       1,113,821         6,202,132         7,065,446
      Deferred tax expense (benefit)                                     1,687,923        (4,656,197)        5,806,756
      Net realized gain on marketable securities                        (1,514,857)               --            (3,899)
      Other                                                               (336,041)           51,229           (24,018)
      Proceeds from sale of marketable securities                        2,515,446                --            73,057
      Purchases of marketable securities                                (2,605,582)         (506,219)         (621,916)
      Payment of deferred selling commissions                           (5,181,570)       (3,876,736)      (11,489,731)
      Change in assets and liabilities:
        Receivables                                                       (392,616)          518,444        20,736,957
        Other assets                                                       126,378          (313,377)           56,861
        Payable to Funds for purchases of Fund shares and
          expense reimbursements                                           330,555            65,687       (22,651,960)
        Sub-advisory fees payable                                         (197,165)         (316,788)        1,307,027
        Accounts payable, accrued expenses  and other liabilities         (943,282)         (143,980)          594,926
        Income taxes payable                                            (8,966,267)        9,241,917                --
                                                                      ------------      ------------      ------------
Net cash (used in) provided by operating activities                     (6,095,564)       16,446,593        11,808,056
                                                                      ------------      ------------      ------------
Cash flows from investing activities:
    (Purchase) sale of management contracts                               (910,169)               --           232,449
    Purchases of property and equipment                                   (474,049)         (696,410)         (836,785)
    Proceeds from the sale of deferred selling commissions, net                 --        20,816,896                --
                                                                      ------------      ------------      ------------
Net cash (used in) provided by investing activities                     (1,384,218)       20,120,486          (604,336)
                                                                      ------------      ------------      ------------
Cash flows from financing activities:
    Note payable borrowings                                                     --                --         1,800,000
    Note payable repayments                                                     --        (6,800,000)               --
    Costs associated with the issuance of common stock                          --                --          (135,231)
    Purchase and retirement of common stock                             (2,460,890)         (108,537)               --
    Proceeds from the exercise of stock options                              3,750           413,900         1,271,350
                                                                      ------------      ------------      ------------
Net cash (used in) provided by financing activities                     (2,457,140)       (6,494,637)        2,936,119
                                                                      ------------      ------------      ------------
Net (decrease) increase in cash and cash equivalents                    (9,936,922)       30,072,442        14,139,839
Cash and cash equivalents, beginning of year                            51,032,223        20,959,781         6,819,942
                                                                      ------------      ------------      ------------
Cash and cash equivalents, end of year                                $ 41,095,301      $ 51,032,223      $ 20,959,781
                                                                      ============      ============      ============
Supplemental disclosures:
    Interest paid                                                     $         --      $    490,783      $    461,268
                                                                      ============      ============      ============
    Income taxes paid                                                 $ 11,740,000      $    495,000      $    157,300
                                                                      ============      ============      ============





   The accompanying notes are an integral part of these financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Mackenzie Investment Management Inc. ("MIMI") is a majority-owned subsidiary of Mackenzie Financial Corporation of Toronto, Ontario ("MFC"). MIMI is an investment adviser and has three wholly-owned subsidiaries as follows: Ivy Management, Inc. ("IMI"), an investment adviser; Ivy Mackenzie Distributors, Inc. ("IMDI"), a broker/dealer; and Ivy Mackenzie Services Corp. ("IMSC"), a transfer agent. MIMI and IMI (the "Advisers") are registered with the Securities and Exchange Commission ("SEC") as investment advisers. IMDI is registered with the SEC as a broker-dealer and is a member of the National Association of Securities Dealers, Inc. IMSC is registered with the SEC as a transfer agent.

       The Advisers are engaged in the management of Ivy Fund, a registered investment company consisting of nineteen funds at March 31, 2000. In addition, the Advisers are engaged in the management of Mackenzie Solutions, a registered investment company, consisting of five separate portfolios at March 31, 2000. Ivy Fund and Mackenzie Solutions are collectively referred to as the "Funds." The Advisers have exclusive management agreements entitling them to manage the Funds. The Advisers also provide sub-advisory services to eleven Universal mutual funds sold only in Canada and managed by MFC (the "Canadian Funds").

       IMDI, as the broker-dealer, has underwriting agreements with the Funds entitling IMDI to the exclusive right to sell redeemable shares of the Funds. In addition, IMDI also receives distribution fees from certain of the Funds for purposes of advertising and marketing the shares of such Funds.

       IMSC serves as transfer agent and dividend paying agent for the Funds and provides certain shareholder and shareholder related services as are required by the Funds.

       MIMI also provides certain additional services for the Funds, such as fund accounting and administrative services.

       BASIS OF PRESENTATION

       The consolidated financial statements include the accounts of MIMI, IMI, IMDI and IMSC (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

       The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and are denominated in U. S. currency. The following is a summary of significant accounting policies consistently followed by the Company in the preparation of its consolidated financial statements.

       CASH EQUIVALENTS

       The Company includes as cash equivalents: demand deposits in interest bearing bank accounts, short-term investments, repurchase agreements, and investments in U.S. Government Securities with original maturities of three months or less when purchased.

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
       CONTINUED

       MARKETABLE SECURITIES

       Marketable securities are recorded at fair value. Realized gains and losses are based on the specific identification method. The Company's marketable securities at March 31, 2000 and 1999 are principally invested in the Funds.

       PROPERTY AND EQUIPMENT

       Property and equipment, which are stated at cost, are depreciated on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years except for leasehold improvements. Leasehold improvements are amortized over the lesser of the initial term of the building lease, which is eleven years, or the remaining term of the lease.

       Additions and improvements that significantly extend the useful life of an asset are capitalized. Other expenditures for repairs and maintenance are charged to operations in the period incurred. The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any related gains or losses are included in operations for the period.

       MANAGEMENT CONTRACTS

       Management contracts, consisting principally of the cost of investment advisory and service contracts, are being amortized over periods not exceeding ten years from their date of inception. Management contracts are shown net of accumulated amortization of $7,954,929 and $6,831,667 at March 31, 2000 and 1999, respectively. Management periodically assesses the value of its management contracts by considering the future economic benefit associated with the revenue capacity of the contracts.

       During September 1999, the Company acquired the assets of the Hudson Capital Appreciation Fund (the "Hudson Fund"), which were merged into the assets of the Ivy US Emerging Growth Fund. Through March 31, 2000, the Company paid approximately $764,000 in order to obtain the rights to the management contract for such assets. The terms of the agreement require a final payment by the Company in September 2000 based on the net asset value of the shares outstanding in the Ivy US Emerging Growth Fund from the Hudson Fund acquisition.

       REIMBURSEMENT TO FUNDS FOR EXPENSES

       The Company reimburses certain of the Funds' expenses on a voluntary basis. The Company records this commitment on an accrual basis. The voluntary expense limitation may be terminated or revised at any time.

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
       CONTINUED

       REVENUE RECOGNITION

       Revenues for services rendered are recognized on an accrual basis when the services are performed. Such revenues from services rendered include management, underwriting, distribution, fund accounting, administrative services and transfer agent fees.

       INCOME TAXES

       Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets are also established for the future tax benefits of loss and credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

       EARNINGS PER SHARE

       Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and resulted in the issuance of common stock.

       DEFERRED SELLING COMMISSIONS

       In conjunction with the sale of Class A shares sold at net asset value and Class B and C shares, MIMI pays dealers a deferred selling commission. MIMI then amortizes these amounts over periods ranging from five to six years for commissions paid on Class A and B shares and one year for commissions paid on Class C shares.

       USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make some estimates and assumptions that may affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

       ADVERTISING

       The Company expenses the cost of advertising as incurred.

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
       CONTINUED

       STOCK OPTIONS

       The Company has elected to disclose pro forma net income and earnings per share based on fair value accounting rules and not to apply those rules in the consolidated statements of operations. No amounts have been reflected in the consolidated statements of operations as a result of the grant of stock options as the exercise price of the stock options equals or exceeds the market value of the Company's stock on the date the options are granted. The Company records amounts received upon the exercise of options by crediting common stock and additional paid-in capital. To the extent that the Company realizes an income tax benefit from the exercise or early disposition of certain stock options, this benefit results in a decrease in the current or deferred tax liability and an increase in additional paid-in capital.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amounts of cash and cash equivalents, marketable securities, receivables, accounts payable, accrued expenses and the payables to Funds for purchases of Fund shares approximate fair value due to the short-term maturities of these items.

       SEGMENT REPORTING

       The Company has determined that it operates in a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying consolidated financial statements present financial information in a format that is consistent with the financial information used by management for internal use.

       NEW ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133." As a result, the Company will be required to adopt the statement in fiscal year 2002. The implementation of this statement is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

       RECLASSIFICATIONS

       Certain amounts in the 1998 and 1999 consolidated financial statements have been reclassified to conform with the 2000 presentation.

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.     PROPERTY AND EQUIPMENT

       Property and equipment owned consist of the following:

                                             MARCH 31,
                                  ----------------------------
                                      2000             1999
                                  -----------      -----------
Furniture and equipment           $ 1,035,462      $   980,926
Computer hardware                   1,905,302        1,553,419
Computer software                     594,430          543,828
Leasehold improvements                507,323          490,909
                                  -----------      -----------
     Total cost                     4,042,517        3,569,082

Less accumulated depreciation      (2,958,305)      (2,262,386)
                                  -----------      -----------
                                  $ 1,084,212      $ 1,306,696
                                  ===========      ===========

3.     INCOME TAXES

       The provision for income taxes consists of the following:

                                       YEAR ENDED MARCH 31,
                           ---------------------------------------------
                               2000              1999           1998
                           -----------      -----------      -----------

Current income taxes:
   Federal                 $ 2,367,741      $ 8,360,277      $        --
   State                       408,286        1,447,117          157,300
                           -----------      -----------      -----------
                             2,776,027        9,807,394          157,300
                           -----------      -----------      -----------
Deferred income taxes:
   Federal                   1,443,757       (3,985,948)       5,115,340
   State                       244,166         (670,249)         691,416
                           -----------      -----------      -----------
                             1,687,923       (4,656,197)       5,806,756
                           -----------      -----------      -----------
                           $ 4,463,950      $ 5,151,197      $ 5,964,056
                           ===========      ===========      ===========

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


3.     INCOME TAXES, CONTINUED

       A reconciliation of the statutory federal income tax rate to the effective rate is as follows:

                                                      YEAR ENDED MARCH 31,
                                                   -------------------------
                                                   2000       1999      1998
                                                   ----       ----      ----

       Statutory federal income tax rate          34.0%     34.0%      34.0%
       State taxes, net of federal benefit         3.7       3.3        3.9
       Amortization of management contracts        2.8       2.3        2.0
       Change in valuation allowance                --        --       (1.9)
       Other                                       0.4      (2.0)       0.5
                                                  ----      ----       ----
                                                  40.9%     37.6%      38.5%
                                                  ====      ====       ====

       At March 31, 2000 and 1999, deferred income taxes consist of the following:

                                                        MARCH 31, 2000                MARCH 31, 1999
                                                        DEFERRED TAXES                DEFERRED TAXES
                                                   -------------------------     -------------------------
                                                     ASSETS      LIABILITIES       ASSETS      LIABILITIES
                                                   ----------    -----------     ----------    -----------
       Accrued payables not yet deducted for
           tax purposes                            $   70,407     $       --     $   78,000     $       --
       Prepaid Class B and C share commissions             --      1,563,892             --        210,000
       Other                                          173,329        370,743        132,000          2,976
                                                   ----------     ----------     ----------     ----------
                                                   $  243,736     $1,934,635     $  210,000     $  212,976
                                                   ==========     ==========     ==========     ==========
       Net deferred tax                                           $1,690,899                    $    2,976
                                                                  ==========                    ==========


4. MANAGEMENT, UNDERWRITING, ADMINISTRATIVE SERVICES, FUND ACCOUNTING AND TRANSFER AGENT AGREEMENTS

       The Company is the manager of the Funds and, as such, furnishes the Funds with accounting and various other services and office facilities in Boca Raton, Florida and Fort Lauderdale, Florida. In addition, the Advisers act as investment adviser for certain of the Funds. For these services and facilities, the Funds pay the Advisers monthly management fees at annual rates ranging from .25% to 1.00% of the Funds' average daily net assets. The Management Agreements may be terminated upon 60 days written notice by a vote of the majority of the outstanding voting securities of the Funds, by vote of a majority of the Fund's entire Board of Trustees, or by the Advisers.

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


4. MANAGEMENT, UNDERWRITING, ADMINISTRATIVE SERVICES, FUND ACCOUNTING AND TRANSFER AGENT AGREEMENTS, CONTINUED

       Sub-advisory fees from the Canadian Funds represent fees earned for certain management services rendered to mutual funds managed by MFC.

       IMDI is the principal underwriter and national distributor of the Funds' shares and, as such, purchases shares from the Funds at net asset value to fill orders received from investment dealers. IMDI is permitted to resell such shares at the public offering price, allowing for discounts to dealers, if any. The differences in the purchase price and the resale price constitutes underwriting fee income to IMDI.

       MIMI has entered into Administrative Services Agreements with the Funds wherein MIMI provides various services, including maintenance of registration or qualification of Fund shares under state "Blue Sky" laws, assisting in the preparation of U.S. Federal, state and local income tax returns and preparing financial and other information for prospectuses, statements of additional information, and periodic reports to shareholders. For these services, the Funds pay MIMI monthly fees at an annual rate of .10% of the Funds' average daily net assets. The Administrative Services Agreement may be terminated by MIMI upon 60 days written notice, or by the Funds upon 60 days written notice and authorization by the Fund's Board of Trustees.

       MIMI has entered into Fund Accounting Services Agreements with the Funds wherein MIMI provides certain accounting and pricing services for the Funds. As compensation for those services, each Fund pays MIMI a monthly fee plus certain out-of-pocket costs. The monthly fee is based upon the net assets of each Fund at the preceding month end at rates ranging from $1,000 to $6,500. The Fund Accounting Services Agreements may be terminated by MIMI upon 90 days written notice, or by the Funds upon 60 days written notice and authorization by the Fund's Board of Trustees.

       IMSC provides services to the Funds under Transfer Agency and Shareholder Services Agreements. The agreements provide compensation on a per account basis plus reimbursement for out-of-pocket costs. The compensation range on a per account basis per year is $20 to $22. The Transfer Agency and Shareholder Services Agreements may be terminated by IMSC upon 90 days written notice, or by the Funds upon 60 days written notice and authorization by the Fund's Board of Trustees.

5.     DISTRIBUTION FEES

       Pursuant to distribution plans adopted by certain of the Funds, IMDI receives distribution fees at annual rates ranging from .25% to 1.00% of certain of the Funds' average daily net assets attributable to the respective classes of shares, subject to the respective distribution plan, for the advertising and marketing of such Funds. The plans may be terminated at any time. If such termination occurs, the Funds will owe no payments to IMDI, other than any portion of the distribution fees accrued through the effective date of termination, but unpaid as of such date.

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


6.     ACCRUED EXPENSES AND OTHER LIABILITIES

       Accrued expenses and other liabilities consist of the following:

                                                      MARCH 31,
                                             -------------------------
                                                 2000           1999
                                             ----------     ----------

       Accrued compensation and benefits     $  245,241     $  867,313
       Due to Purchaser (Note 13)               554,029        701,178
       Other                                    511,814        569,933
                                             ----------     ----------
                                             $1,311,084     $2,138,424
                                             ==========     ==========

7.     LINE OF CREDIT

       During October 1999, the Company entered into a $10,000,000 line of credit (the "Agreement"), with a maturity date of October 11, 2000, to provide for the Company's general working capital and short-term capital expenditure needs. The Agreement provides for interest and principal on advances outstanding until maturity. The advances bear interest at a fluctuating rate equal to the LIBOR Market Index Rate plus 1.50%. The Agreement requires the Company to maintain a specified consolidated tangible net worth. As of March 31, 2000, the Company had no amounts outstanding under the Agreement.

       Prior to entering into the Agreement, the Company had a $10 million revolving credit and term loan agreement to fund the payment of sales commissions paid to dealers for the sale of Class B and C shares of the Funds. Interest only payments were required on advances outstanding under the revolving credit line. The advances bore interest based on either the prime rate or the lender's funding rate plus 1.50%. The terms of the agreement included compliance with specified covenants. At March 31, 1999, no amounts were outstanding under the revolving credit and term loan agreement, which expired during June 1999.

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


8.     COMMITMENTS

       Under operating leases with remaining non-cancelable terms in excess of one year at March 31, 2000, aggregate annual rental payments for office space and equipment are as follows:

       YEARS ENDING MARCH 31,

       2001                                       $ 1,190,470
       2002                                         1,031,796
       2003                                         1,345,037
       2004                                         1,318,767
       2005                                         1,300,262
       Thereafter                                  10,822,735
                                                 -------------
                                                  $17,009,067
                                                 =============

       Rent expense for the years ended March 31, 2000, 1999 and 1998 was approximately $992,000, $899,000 and $762,000, respectively. In addition, the Company is responsible for payment of common area operating expenses in connection with its office leases. Total expenses pursuant to these clauses were approximately $157,000, $136,000 and $141,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

       IMDI is subject to net worth and capital requirements and bonding requirements imposed by the Securities and Exchange Commission.

9.     STOCK OPTION PLANS

       The Company has a stock option plan (the "Option Plan") which provides for the granting of non-incentive and incentive stock options. The maximum number of shares reserved for issue under the Option Plan is 3,114,220 common shares. Options are granted to key employees of the Company. The Option Plan is administered by the Human Resource and Corporate Governance Committee (the "Committee"), which reports its recommendations to the Board of Directors for specific option grants. Option vesting periods are subject to the discretion of the Committee and generally range from one to four years. The exercise price of the options shall not be less than the market price per common share on the Toronto Stock Exchange on the business day prior to the date of the grant.

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


9.     STOCK OPTION PLANS, CONTINUED

       Non-incentive options granted under the Option Plan shall expire five years after the date of grant and incentive options shall expire not later than ten years after the date of grant. Information regarding the above options for fiscal years ended March 31, 2000, 1999 and 1998 is as follows:

                                                                            YEAR ENDED
                                               -------------------------------------------------------------------------
                                                   MARCH 31, 2000          MARCH 31, 1999             MARCH 31, 1998
                                               --------------------     ---------------------        -------------------
                                                             WEIGHTED                 WEIGHTED                   WEIGHTED
                                                             AVERAGE                   AVERAGE                    AVERAGE
                                                             EXERCISE                 EXERCISE                   EXERCISE
                                               SHARES         PRICE     SHARES          PRICE        SHARES        PRICE
                                               ------         -----     ------          -----        ------        -----

       Options outstanding, beginning
           of year                           1,372,500      $   8.04   1,119,500      $    7.54   1,284,000      $    1.36
       Options granted                         547,000          5.40     674,000           5.81     752,500          10.58
       Options exercised                        (3,000)         1.25    (316,000)          1.31    (917,000)          1.39
       Options expired                        (411,000)         8.14    (105,000)          8.61          --             --
                                             =========                 =========                  =========
       Options outstanding, end of year      1,505,500          7.07   1,372,500           8.04   1,119,500           7.54
                                             =========                 =========                  =========
       Options exercisable, end of year        958,500          8.02     709,500          10.19     337,000           1.30
                                             =========                 =========                  =========

       Significant option groups outstanding as of March 31, 2000 and related price and life information follows:

                                          OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                                 ---------------------------------------------        ----------------------------
                                                                    WEIGHTED
                                                      WEIGHTED       AVERAGE                               WEIGHTED
                                                      AVERAGE       REMAINING                              AVERAGE
                                                     EXERCISE      CONTRACTUAL                             EXERCISE
RANGE OF EXERCISE PRICES         OUTSTANDING           PRICE           LIFE           EXERCISABLE            PRICE
------------------------         -----------         ---------     -----------        -----------            -----
       $1.25-$4.91                487,500            $    3.92           3.9            282,500            $    3.91
       $5.78-$9.62                733,300                 6.82           3.9            391,300                 7.29
       $10.92-$12.35              178,700                12.29           2.5            178,700                12.29
       $14.02-$18.63              106,000                14.48           2.9            106,000                14.48
                                ---------            ---------           ---            -------            ---------
                                1,505,500            $    7.07           3.6            958,500            $    8.02
                                =========            =========           ===            =======            =========


MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


9.     STOCK OPTION PLANS, CONTINUED

       The Company utilizes the "intrinsic value based method" of accounting for stock options issued to employees. Had compensation costs been determined based on the "fair value based method" at the grant date for stock options it would have produced the following results:

                                                                                        YEAR ENDED MARCH 31,
                                                                       ----------------------------------------------
                                                                          2000              1999              1998
                                                                       ----------         ----------        ----------
        Pro forma net income                                           $5,575,611         $6,343,184        $7,710,432
        Basic earnings per share                                             0.30               0.33              0.41
        Diluted earnings per share                                           0.30               0.33              0.40

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                                            MARCH 31,
                                                                              ---------------------------------------
                                                                                  2000         1999          1998
                                                                               ----------   ----------     ----------
        Dividend yield                                                                 0%           0%            0%
        Expected volatility                                                           66%          69%           66%
        Risk free interest rates                                                    6.24%        5.50%         6.21%
        Expected lives in years                                                         5            5             5


10.    CAPITAL TRANSACTIONS

       On July 23, 1997, the Company's Board of Directors approved a two-for-one stock split of the Company's common shares. This stock split was effected by declaring a stock dividend of one additional common share for each common share of the Company issued and outstanding on the dividend record date of August 25, 1997. As a result, the Company transferred $90,000 from additional paid-in capital to common stock. All historical share and per share amounts have been adjusted retroactively to reflect the two-for-one split.

       In June 1998, the Company entered into a normal course issuer bid, which was approved by the Toronto Stock Exchange, to repurchase up to 5% of the outstanding shares of the Company's common stock. In July 1999, the Company entered into another normal course issuer bid on similar terms. During the years ended March 31, 2000 and 1999, the Company repurchased 621,400 and 22,800 shares, respectively, at a cost of approximately $2,461,000 and $109,000, respectively. The shares were acquired at market price at the time of the acquisition and were immediately retired.

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


11.    EARNINGS PER SHARE

       The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share for the years ended March 31, 2000, 1999 and 1998:

                                                          2000           1999           1998
                                                      ----------      ----------      ----------
       Weighted average number of common shares
       outstanding used in basic calculation          18,781,410      19,137,480      18,644,026

       Effect of dilutive stock options                   35,660         129,613         662,633
                                                      ----------      ----------      ----------

       Weighted average number of common and
       common equivalent shares outstanding used
       in the diluted calculation                     18,817,070      19,267,093      19,306,659
                                                      ==========      ==========      ==========

12.    PLAN OF REORGANIZATION OF MUNICIPAL FUNDS

       During the year ended March 31, 1998, the Company entered into a plan of reorganization providing for the transfer of all of the assets comprising the Mackenzie Series Trust, which it previously managed, to an unrelated third party. This transaction resulted in gross proceeds of $1,755,137 and a net gain of $1,048,519 after recording related expenses. The transaction was included in interest, dividends, and other in the consolidated statement of operations for the year ended March 31, 1998.

13.    SALE OF DEFERRED SELLING COMMISSIONS

       On March 23, 1999, the Company sold the portion of the deferred selling commissions related to Class B shares to an unrelated third party (the "Purchaser"). The sale resulted in the Company receiving cash proceeds of $21,115,000 and recording a net gain of approximately $41,000 after recording expenses incurred in connection with the transaction. The sale of the deferred selling commissions provided cash to the Company for general corporate purposes.

       As a result of this sale, the Purchaser is entitled to receive 12b-1 Distribution fees of .75% on average daily assets of the mutual funds shares represented by the deferred selling commissions sold ("Eligible Shares"). In addition, the Purchaser will receive any contingent deferred sales charges upon redemption of the Eligible Shares.

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


14.    PROFIT SHARING PLAN

       MIMI maintains a 401(k) profit sharing plan (the "401(k) Plan") in which all eligible, full-time employees may participate. From April 1, 1997 through March 31, 1998, MIMI was contributing to a trust amounts ranging from 50% to 75% of the first 6% of pay that each employee contributed to the 401(k) Plan. Effective April 1, 1998, MIMI's contribution increased to 100% of the first 6% of pay that each employee contributes. Participants are, at all times, fully vested in their contributions, and Company contributions become fully vested to the participants after six years of continued employment. Additionally, on an annual basis, the Board of Directors may vote to make an additional contribution to the 401(k) Plan. MIMI's total contributions for the years ended March 31, 2000, 1999 and 1998 were approximately $309,000, $369,000 and $183,000, respectively.

15.    CONCENTRATION OF RISK

       As of March 31, 2000 and 1999, the Company had approximately $10,475,000 and $21,917,000, respectively, in cash and cash equivalents in excess of Federal deposit insurance limits. The Company's policy is to only have funds on deposit with reputable financial institutions.

       A significant percentage of the Company's assets under management are represented by one fund, Ivy International Fund. A decline in the performance of the Ivy International Fund or the securities markets in general could have an adverse affect on the Company's revenues.

       The Company has dealer agreements with several hundred broker-dealer firms; however, during the years ended March 31, 2000, 1999 and 1998, one firm was responsible for approximately 44%, 53% and 38%, respectively, of the Company's mutual fund sales.

16.    DIFFERENCES FROM CANADIAN ACCOUNTING PRINCIPLES

       The Company has reviewed its consolidated financial statements for the periods presented for compliance with accounting principles generally accepted in Canada and has determined that there are no material differences between the amounts reported in these consolidated financial statements and the amounts which would be reported in accordance with accounting principles generally accepted in Canada.

17.    SUBSEQUENT EVENT

       On April 26, 2000, the Board of Trustees of Mackenzie Solutions approved the termination and dissolution of Mackenzie Solutions Trust and its five separate portfolios.