Form 10-Q
period 2000-06-30
MACKENZIE INVESTMENT MANAGEMENT INC
filed 2000-07-26
CIK 855711

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission File No. 000-17994

                      MACKENZIE INVESTMENT MANAGEMENT INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     59-2522153
-------------------------------             ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

  700 SOUTH FEDERAL HIGHWAY, SUITE 300
             BOCA RATON, FL                                            33432
----------------------------------------                             ----------
(Address of principal executive offices)                             (Zip Code)

        Registrant's telephone number, including area code (561) 393-8900

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of July 24, 2000, there were 18,707,800 shares of the Registrant's Common Stock, par value $.01 per share issued and outstanding.

                      MACKENZIE INVESTMENT MANAGEMENT INC.

                               Index to Form 10-Q

                                     Part I

                              FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----

Item 1.    CONDENSED FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets                              1

           Condensed Consolidated Statements of Operations                    2

           Condensed Consolidated Statement of Changes in
             Stockholders' Equity                                             3

           Condensed Consolidated Statements of Cash Flows                    4

           Notes to Condensed Consolidated Financial Statements             5-7

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 8-11

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK                                            12-13

                                     Part II

                                OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS                                                 13

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                         13

Item 3.    DEFAULTS UPON SENIOR SECURITIES                                   14

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF
             SECURITIES HOLDERS                                              14

Item 5.    OTHER INFORMATION                                                 14

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                                  14

                     PART I. - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

MACKENZIE INVESTMENT MANAGEMENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        JUNE 30,
                                                                          2000              MARCH 31,
                                                                       -----------          ---------
                                                                       (UNAUDITED)            2000
ASSETS:

Cash and cash equivalents                                             $ 41,224,786       $ 41,095,301
Marketable securities                                                    3,518,874          3,388,768
Receivables:
  Funds for fees and expense advances                                    3,767,253          4,725,964
  Other                                                                  1,372,289          1,893,628
Property and equipment, net of accumulated
  depreciation of $3,149,533 as of June 30, 2000
  and $2,958,305 as of March 31, 2000                                      984,553          1,084,212
Management contracts, net of accumulated
  amortization of $8,258,257 as of June 30, 2000
  and $7,954,929 as of March 31, 2000                                    5,129,249          5,430,191
Deferred selling commissions                                             6,633,785          5,828,749
Other assets                                                               787,246            624,964
                                                                      ------------       ------------
     TOTAL ASSETS                                                     $ 63,418,035       $ 64,071,777
                                                                      ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
  Payable to Funds for purchases of Funds' shares
    and expense reimbursements                                        $    218,696       $    488,920
  Sub-advisory fees payable                                                 46,257          3,249,994
  Accounts payable                                                         776,017            760,636
  Accrued expenses and other liabilities                                 2,429,356          1,311,084
  Income taxes payable                                                     655,532            275,650
  Deferred tax liability                                                 1,851,066          1,690,899
                                                                      ------------       ------------
     Total liabilities                                                   5,976,924          7,777,183
                                                                      ------------       ------------

Commitments

Stockholders' equity:
  Capital stock, $0.01 par value, 100,000,000 shares authorized;
    18,707,800 shares as of June 30, 2000 and 18,591,800
    shares as of March 31, 2000 issued and outstanding                     187,078            185,918
  Additional paid-in capital                                            38,596,222         37,952,532
  Retained earnings                                                     19,305,325         18,156,144
  Unearned stock compensation                                             (613,860)                --
  Accumulated other comprehensive loss, net of tax                         (33,654)                --
                                                                      ------------       ------------
     Total stockholders' equity                                         57,441,111         56,294,594
                                                                      ------------       ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 63,418,035       $ 64,071,777
                                                                      ============       ============





         The accompanying notes are an integral part of these condensed consolidated financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                         ---------------------
                                                         2000             1999
                                                         ----             ----
REVENUES:
  Management fees                                   $ 7,555,887      $ 8,057,538
  Sub-advisory fees from Canadian Funds               3,029,430        1,807,393
  12b-1 Service and Distribution fees                 2,297,774        2,136,159
  Transfer agent fees                                   784,870          722,915
  Administrative services fees                          764,066          801,248
  Fund accounting fees                                  209,149          177,746
  Underwriting fees                                     112,582           35,606
  Redemption fees                                       145,251           50,320
  Interest, dividends and other                         673,569        1,083,811
                                                    -----------      -----------
                                                     15,572,578       14,872,736
                                                    -----------      -----------

EXPENSES:
  Sales literature, advertising and promotion         1,727,359        1,474,547
  12b-1 Service fees                                  1,789,362        1,938,214
  Employee compensation and benefits                  4,104,947        2,981,062
  Sub-advisory fees                                   1,864,248        3,484,368
  Amortization of management contracts                  303,328          270,474
  Amortization of deferred selling commissions          700,420          223,057
  Depreciation                                          195,213          163,888
  General and administrative                          1,865,742        1,464,245
  Occupancy and equipment rental                        329,637          263,942
  Reimbursement to Funds for expenses                   731,957          450,672
                                                    -----------      -----------
                                                     13,612,213       12,714,469
                                                    -----------      -----------
Income before income taxes                            1,960,365        2,158,267
  Provision for income taxes                            811,184          963,466
                                                    -----------      -----------
NET INCOME                                            1,149,181        1,194,801
                                                    ===========      ===========
BASIC EARNINGS PER SHARE                            $      0.06      $      0.06
                                                    ===========      ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING USED IN BASIC CALCULATION              18,669,053       18,981,738
                                                    ===========      ===========
DILUTED EARNINGS PER SHARE                          $      0.06      $      0.06
                                                    ===========      ===========
WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING
  USED IN DILUTED CALCULATION                        18,810,975       19,023,867
                                                    ===========      ===========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED JUNE 30, 2000
UNAUDITED



                                                                                                     Accumulated
                                    Capital Stock         Additional                   Unearned         Other           Total
                            -------------------------       Paid-in    Retained         Stock        Comprehensive   Stockholders'
                                Shares     Amount          Capital     Earnings       Compensation  Loss, net of tax   Equity
                            ------------ ------------   ------------  ----------    --------------  ---------------- -----------

Balance, March 31, 2000       18,591,800 $   185,918    $37,952,532   $18,156,144   $        --    $        --    $56,294,594

Issuance of common stock
  under stock option plan          1,000          10          4,290            --            --             --          4,300

Issuance of common stock
  under stock compensation
  agreement                      115,000       1,150        639,400            --      (640,550)            --             --

Amortization of unearned
  stock compensation                  --          --             --            --        26,690             --         26,690

Other comprehensive
  loss, net of tax                                                                                     (33,654)       (33,654)

Net income for the quarter            --          --             --     1,149,181            --             --      1,149,181
                             ----------- -----------    -----------   -----------   -----------    -----------    -----------

Balance, June 30, 2000        18,707,800 $   187,078    $38,596,222   $19,305,325   $  (613,860)   $   (33,654)   $57,441,111
                             =========== ===========    ===========   ===========   ===========    ===========    ===========





              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

                                                               THREE MONTHS ENDED
                                                                  JUNE 30,
                                                        ----------------------------
                                                            2000            1999
                                                        ------------    ------------
Cash flows from operating activities:
  Net income                                            $  1,149,181    $  1,194,801
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation                                             195,213         163,888
    Amortization of management contracts                     303,328         270,474
    Amortization of deferred selling commissions             700,420         223,057
    Amortization of unearned compensation                     26,690              --
    Deferred tax expense                                     181,302         345,000
    Payment of deferred selling commissions               (1,505,456)       (688,665)
    Other                                                    148,967        (483,869)
    Change in assets and liabilities:
      Receivables                                          1,480,050        (155,495)
      Other assets                                          (162,282)     (2,117,390)
      Payable to Funds for purchases of Funds' shares
        and expense reimbursements                          (270,224)         12,459
      Sub-advisory fees payable                           (3,203,737)         39,166
      Accounts payable, accrued expenses and
        other liabilities                                  1,133,653         102,694
      Income taxes payable                                   379,882      (8,631,325)
                                                        ------------    ------------
Net cash provided by (used in) operating activities          556,987      (9,725,205)
                                                        ------------    ------------
Cash flows from investing activities:
  Purchase of management contracts                            (2,386)             --
  Purchases of property and equipment                        (95,554)       (195,989)
  Purchases of marketable securities                        (901,007)             --
  Proceeds from the sale of marketable securities            567,145              --
                                                        ------------    ------------
Net cash used in investing activities                       (431,802)       (195,989)
                                                        ------------    ------------
Cash flows from financing activities:
  Purchase and retirement of common stock                         --      (1,593,388)
  Proceeds from the exercise of stock options                  4,300              --
                                                        ------------    ------------
Net cash provided by (used in) financing activities            4,300      (1,593,388)
                                                        ------------    ------------
Net increase (decrease) in cash and cash equivalents         129,485     (11,514,582)
Cash and cash equivalents, beginning of period            41,095,301      51,032,223
                                                        ------------    ------------
Cash and cash equivalents, end of period                $ 41,224,786    $ 39,517,641
                                                        ============    ============





              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      MACKENZIE INVESTMENT MANAGEMENT INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The unaudited interim financial statements of Mackenzie Investment Management Inc. ("MIMI") and its consolidated subsidiaries (the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, these condensed consolidated financial statements include all appropriate adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the periods shown. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the three-month period ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the year ended March 31, 2001. These interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended March 31, 2000.

2.   NORMAL COURSE ISSUER BID

     In June 1998, the Company entered into a normal course issuer bid, which was approved by The Toronto Stock Exchange ("TSE"), to repurchase up to 5% of the outstanding shares of the Company's common stock. The normal course issuer bid terminated in June 1999. During the first quarter of fiscal year 2000, the Company purchased 378,000 of its common shares at a total cost of $1,593,388 under this normal course issuer bid.

     In July 1999, the Company entered into a normal course issuer bid to purchase up to 941,610 of its common shares, representing 5% of the issued and outstanding common shares at the date of the notice. From the July 1999 bid commencement date through June 30, 2000, the Company purchased 243,400 of its common shares at a total cost of $867,504. All shares were acquired at market price at the time of acquisition and were immediately retired.

     The Company has filed another notice with the TSE to commence a normal course issuer bid to purchase up to an additional 500,000 of its common shares, representing approximately 2.7% of the issued and outstanding common shares at the date of the notice. The bid was approved by the TSE effective on July 24, 2000 and will terminate on the earlier of the date on which the maximum number of common shares have been purchased, the date the Company provides notice of termination, or July 23, 2001.

3.   COMPREHENSIVE INCOME

     Comprehensive income was $1,115,527 and $1,194,801 for the three-month periods ended June 30, 2000 and 1999, respectively. Other comprehensive loss for the three-month period ended June 30, 2000 relates to unrealized depreciation on marketable securities.

4.   EARNINGS PER SHARE

     The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share for the three-month periods ended June 30, 2000 and 1999.


                                                          2000              1999
                                                       ----------      ----------
     Weighted average number of common shares
     outstanding used in basic calculation             18,669,053      18,981,738

     Effect of dilutive stock options                     141,922          42,129
                                                       ----------      ----------

     Weighted average number of common and
     common equivalent shares outstanding used in
     the diluted calculation                           18,810,975      19,023,867
                                                       ==========      ==========


     During the three-month periods ended June 30, 2000 and 1999, options to purchase 1,106,360 and 967,780, respectively, shares of common stock were excluded from the computation of diluted earnings per share due to their antidilutive effect.

5.   STOCK COMPENSATION

     In May 2000, the Company awarded a grant of 115,000 shares of the Company's common stock to a key salaried employee. The shares vest in three installments over three years provided the employee remains in the Company's employ on each of the vesting dates. In the event the employment terminates for any reason, all shares, which on the date of such termination have not vested, shall be forfeited and cancelled. The shares issued were recorded at their fair market value on the date of the grant with a corresponding reduction of stockholders' equity, which will be amortized as compensation expense on a straight-line basis over the related vesting period. Compensation expense of $26,690 was recorded for the three-month period ended June 30, 2000 in connection with this grant.

6.   EMPLOYEE STOCK PURCHASE PLAN

     On May 12, 2000, the Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan (the "Employee Stock Plan") under which 500,000 shares of the Company's common stock will initially be reserved for issuance pursuant to the terms of the Employee Stock Plan. At the shareholders meeting to be held on September 7, 2000 ("the Annual Shareholders Meeting"), the shareholders will be asked to approve the Employee Stock Plan. The Employee Stock Plan will provide the Company's employees the continuing opportunity to acquire stock in the Company and will serve as an incentive for them to remain with the Company.

7.   DIRECTOR STOCK PURCHASE PLAN

     On May 12, 2000, the Board of Directors approved the adoption of the 2000 Director Stock Purchase Plan (the "Director Stock Plan"). At the Annual Shareholders Meeting, the shareholders will be asked to approve the Director Stock Plan. The purpose of the Director Stock Plan is to provide the non-employee directors the continuing opportunity to acquire stock in the Company and to attract and retain non-employee directors.

8.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138 ("Statement No. 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of Financial Accounting Standards Board Statement No. 133". Statement No. 138 expands the normal purchases and sales exception, redefines identified specific risks, recognizes that foreign-currency-denominated assets and liabilities may be the hedged item in fair value or cash flow hedges, and allows the designation of inter-company derivatives as hedging instruments in certain cash flow hedges. The implementation of this statement is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

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

     GENERAL

     MIMI is a public company listed on the TSE. Its majority shareholder, Mackenzie Financial Corporation ("MFC"), a Toronto-based investment counsel and mutual fund management company, owns 85.5% of the outstanding common shares of MIMI at June 30, 2000. MIMI is an investment adviser and has three wholly owned subsidiaries, as follows:

     o   Ivy Management, Inc. ("IMI"), an investment adviser;

     o   Ivy Mackenzie Distributors, Inc. ("IMDI"), a broker/dealer; and

     o   Ivy Mackenzie Services Corp. ("IMSC"), a transfer agent.

     The Company's principal business activities are carried on solely in the United States and include:

     o Managing public mutual funds offered in the U.S. by Ivy Fund (the "U.S. Funds") which is a U.S. open-end series investment company registered under the Investment Company Act of 1940, as amended;

     o Providing investment advisory services to the U.S. Funds and sub-advisory services to thirteen Universal Funds at June 30, 2000 sold only in Canada and managed by MFC (the "Canadian Funds");

     o Underwriting, selling and otherwise distributing redeemable shares of the U.S. Funds in the U.S. through various distribution channels; and

     o Providing transfer agent, administrative and fund accounting services to the U.S. Funds.

     The Company derives its revenues principally from on-going management fees and sub-advisory fees, calculated as a percentage of average daily net assets under management, and from fees related to services performed for the U.S. Funds under contracts for administrative, transfer agent and fund accounting services. The level of net assets under management is affected by gross sales, redemptions and changes in market values of the mutual fund's portfolio of investments. As the level of assets under management fluctuates so does management, sub-advisory, distribution, and administrative services fee revenue. While an increase in assets under management will most likely increase transfer agent fees, these fees are more directly related to the number of shareholder accounts in the U.S. Funds.

     IVY INTERNATIONAL FUND

     During the first quarter of fiscal year 2001, the Company internalized the portfolio management of its largest fund, Ivy International Fund, which has approximately $1.7 billion in net assets at June 30, 2000. Previously, Ivy International Fund had been sub-advised by an unrelated third party under a sub-advisory agreement, which was terminated as of May 27, 2000. The sub-advisory agreement provided for payment of sub-advisory fees at the rate of 0.60% of average daily net assets. The Company reopened Ivy International Fund, which had been closed to new investors, on June 1, 2000.

     FUND INTRODUCTION

     On April 18, 2000, the Company launched Ivy Cundill Value Fund, which is sub-advised by Peter Cundill & Associates.

     FUND MERGERS

     On June 27, 2000, the assets of Ivy Pan-Europe Fund were merged into the assets of Ivy European Opportunities Fund and the assets of Ivy Growth with Income Fund were merged into the assets of Ivy US Blue Chip Fund. On July 21, 2000, the assets of Ivy South America Fund were merged into the assets of Ivy Developing Markets Fund. The respective portfolios in each merger had similar investment objectives and policies. Management believes that these mergers will achieve enhanced investment performance and distribution capabilities, as well as achieve certain economies of scale and cost savings over time.

     FUND DISSOLUTION

     Effective April 26, 2000, the Board of Trustees of Mackenzie Solutions approved the termination and dissolution of Mackenzie Solutions Trust and its five separate portfolios. Management believes that the dissolution will not have a material effect on the Company's operations.

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30,
     1999

     Net assets under management, exclusive of net assets of the thirteen Canadian Funds, decreased 7% to $3,096 million at June 30, 2000 from $3,338 million at June 30, 1999.

     At June 30, 2000, the net assets of the Canadian Funds were approximately $3,482 million as compared to $1,716 million at June 30, 1999, representing a 103% increase.

     Sales of the U.S. Funds for the three-month period ended June 30, 2000 increased by $100 million compared to the three-month period ended June 30, 1999, while redemptions increased by $232 million for the three-month period ended June 30, 2000 compared to the three-month ended June 30, 1999. Ivy International Fund, which had been closed to new investors from April 1997 through June 2000, accounted for 74% and 69% of the redemptions for the three-month periods ended June 30, 2000 and 1999, respectively. If Ivy International Fund sales and redemptions were excluded from these figures, the Company would show net sales of $24 million for the three-month period ended June 30, 2000 as compared to net redemptions of $44 million for the three-month period ended June 30, 1999.

     REVENUES

     Total revenues increased by 5% for the three-month period ended June 30, 2000 as compared to the three-month period ended June 30, 1999 due to the increase in the net assets of the Canadian Funds.

     Management fees, transfer agent fees, administrative services fees and fund accounting fees decreased 5% for the three-month period ended June 30, 2000 as compared to the three-month period ended June 30, 1999 primarily as a result of the decrease in the U.S. Funds' net assets under management.

     12b-1 Service and Distribution fees increased 8% for the three-month period ended June 30, 2000 as compared to the three-month period ended June 30, 1999 due to an increase in the asset base on which the Company collects 12b-1 Distribution fees. Underwriting and redemption fees have increased by $77,000 and $95,000, respectively, for the three-month period ended June 30, 2000 as compared to the three-month period ended June 30, 1999 due to increases in Class A share sales and redemptions of Class B and C shares, respectively.

     Sub-advisory fees from the Canadian Funds increased 68% for the three-month period ended June 30, 2000 as compared to the three-month period ended June 30, 1999. This increase is attributable to a 105% increase in the Canadian Funds' average net assets to $3,241 million for the three-month period ended June 30, 2000 from $1,582 million for the three-month period ended June 30, 1999.

     Interest, dividends and other revenue decreased 38% for the three-month period ended June 30, 2000 compared to the three-month period ended June 30, 1999 due to an increase in dividends received on investments held by the Company which were offset by a decrease in other revenue. Other revenue, for the three-month period ended June 30, 1999, included $480,000 in unrealized appreciation on marketable securities. Unrealized depreciation on marketable securities has been included as a component of stockholders' equity for the three-month period ended June 30, 2000.

     EXPENSES

     Total operating expenses for the three-month period ended June 30, 2000 increased 7% compared to the three-month period ended June 30, 1999. The increase in expenses is related to compensation costs, fund mergers, and the dissolution of Mackenzie Solutions Trust.

     Sales literature, advertising and promotion increased 17% for the three-month period ended June 30, 2000 compared to the three-month period ended June 30, 1999 due to increased marketing costs related to the development of a new product plan for more diverse fund offerings and the promotion of existing products.

     12b-1 Service fees paid to broker/dealers decreased 8% for the three-month period ended June 30, 2000 compared to the three-month period ended June 30, 1999 due to the decrease in net assets under management.

     Employee compensation and benefits increased 38% for the three-month period ended June 30, 2000 compared to the three-month period ended June 30, 1999. This increase is due to cost of living increases and an increase in staffing levels at June 30, 2000 as compared to June 30, 1999. The increased staffing levels generally relate to the internalization of the portfolio management of Ivy International Fund and the hiring of experienced marketing personnel.

     Sub-advisory fees decreased 46% for the three-month period ended June 30, 2000 compared to the three-month period ended June 30, 1999 due to the internalization of the portfolio management of Ivy International Fund.

     Amortization of deferred selling commissions increased 214% for the three-month period ended June 30, 2000 compared to the three-month period ended June 30, 1999 due to a higher Class B share asset base and stronger Class B share sales.

     General and administrative expenses increased 27% for the three-month period ended June 30, 2000 compared to the three-month period ended June 30, 1999 as a result of expenses related to fund mergers and the dissolution of Mackenzie Solutions Trust. For the three-month period ended June 30, 2000, expenses related to fund mergers and the dissolution of Mackenzie Solutions Trust which have been incurred by the Company are approximately $514,000.

     IMI voluntarily limits total fund expenses for certain U.S. Funds and bears expenses in excess of such limits. The increase of 62% for the three-month period ended June 30, 2000 compared to the three-month period ended June 30, 1999 resulted from (i) expense reimbursement to the Mackenzie Solutions Funds (prior to dissolution), which were not in existence during the comparable period in the prior year; (ii) the introduction of a new fund in April 2000; and (iii) a decrease in the net asset values of funds that IMI voluntarily limits expenses.

     LIQUIDITY AND CAPITAL RESOURCES

     Liquidity and capital resources are primarily derived from the operating cash flows received by the Company from managing and providing investment advisory services to the Ivy Funds and from providing sub-advisory services to the Canadian Funds. The Company manages its resources to ensure the availability of sufficient cash flows to meet all of its financial commitments.

     The Company's cash and cash equivalents increased by $129,000 for the period from March 31, 2000 to June 30, 2000. The increase resulted from (i) cash provided by operating activities of $557,000, primarily related to a decrease in sub-advisory fees payable; (ii) cash used in investing activities of $432,000, primarily related to purchases and sales of marketable securities; and (iii) cash provided from investing activities of $4,300 from the exercise of stock options.

     The payment of deferred selling commissions to broker/dealers increased to $1.5 million for the three-month period ended June 30, 2000 as compared to $689,000 for the three-month period ended June 30, 1999. The increase, in the opinion of management, can be attributed to the increased interest in international investing noted during the three-month period ended June 30, 2000. Commission payments made during the three-month periods ended June 30, 2000 and 1999 were funded internally from operations.

     YEAR 2000

     The Company did not experience any interruptions to its business or operations as a result of the transition to the year 2000, nor did it have to implement any of its contingency plans. Although it incurred costs in preparation for the transition, those costs did not affect its financial position in any material way.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     ASSET MIX

     The Company's revenues are derived primarily from investment management activities. Broadly speaking, the direction and amount of change in the net assets of the U.S. Funds and the Canadian Funds (collectively, the "Funds") depend upon two factors: (1) the level of sales of shares of the Funds as compared to redemptions of the shares of the Funds; and (2) the increase or decrease in the market value of the securities owned by the Funds. The Company is subject to an increased risk of volatility from changes in the global equity markets. Despite this volatility, management believes that in the long run the Company is more competitive as a result of greater diversity of global investments available to its customers.

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

     ABSENCE OF PUBLIC TRADING MARKET

     MFC owns 85.5% of the issued and outstanding common shares of MIMI as of June 30, 2000. The shares have been thinly traded. Further, the number of common shares of MIMI held by persons other than MFC are very small by market standards and this may have an adverse impact on liquidity and trading of the common shares.

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

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) Changes in Securities

     Effective May 1, 2000, the Company granted 115,000 shares of its common stock, par value $.01 per share (the "Common Stock"), to a key salaried employee of the Company which shares shall vest as follows: 25% of the shares shall become vested upon the first anniversary of the date of the grant which is May 1, 2000 (the "Grant Date"), 25% of the shares shall become vested upon the second anniversary of the Grant Date, and 50% of the shares shall become vested upon the third anniversary of the Grant Date, provided that the employee continues to be employed by the Company on each of said dates. In the event that the employee's employment with the Company terminates for any reason, all shares which on the date of such termination are not vested in accordance with the terms of the stock grant agreement shall be forfeited, the certificate(s) representing the shares shall be cancelled, and the employee shall have no right to or interest in the forfeited shares. No underwriters were involved in the foregoing sale which was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in
     Section 4(2) thereof, or the rules and regulations thereunder, relative to sales by an issuer not involving any public offering.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

     ITEM 5. OTHER INFORMATION

         None

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS:

         The following exhibits are filed herewith or incorporated by reference as indicated below.

     EXHIBIT #             DESCRIPTION
     ---------             -----------
     27.1                  Financial Data Schedule

     (B) REPORTS ON FORM 8-K:

         The following Current Reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000:

1. On May 1, 2000, the Company filed a Form 8-K under Item 5 announcing the hiring of a new portfolio manager who will serve as Senior Vice President and Chief Investment Officer-International Equities. It was also announced that Ivy International Fund would be reopened to new investors on or about June 1, 2000.

2. On May 15, 2000, the Company filed a Form 8-K under Item 5 announcing its financial results for the fourth quarter and year ended March 31, 2000.

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


     NAME                                CAPACITY                                             DATE
     ----                                --------                                             ----

 /s/  KEITH J. CARLSON
----------------------------
 Keith J. Carlson                    President and Chief Executive Officer                July 26, 2000


 /s/  BEVERLY YANOWITCH
----------------------------
 Beverly Yanowitch                   Vice President and Chief Financial Officer           July 26, 2000

