Form 10-Q
period 2000-09-30
MACKENZIE INVESTMENT MANAGEMENT INC
filed 2000-10-27
CIK 855711

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of October 26, 2000, there were 18,711,800 shares of the Registrant's Common Stock, par value $.01 per share issued and outstanding.

                      MACKENZIE INVESTMENT MANAGEMENT INC.

                               Index to Form 10-Q

                                     Part I

                              FINANCIAL INFORMATION

                                                                       Pages
                                                                       -----
Item 1.    CONDENSED FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets                          1

           Condensed Consolidated Statements of Operations                2

           Condensed Consolidated Statement of Changes in
             Stockholders' Equity                                         3

           Condensed Consolidated Statements of Cash Flows                4

           Notes to Condensed Consolidated Financial Statements         5-7

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS             8-14

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK                                        14-15

                                     Part II

                                OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS                                             15

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                  15-16

Item 3.    DEFAULTS UPON SENIOR SECURITIES                               16

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF
            SECURITIES HOLDERS                                        16-17

Item 5.    OTHER INFORMATION                                             17

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                              17

                     PART 1. - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MACKENZIE INVESTMENT MANAGEMENT INC.
Condensed Consolidated Balance Sheets

                                                                   September 30,
                                                                        2000         March 31,
                                                                    (Unaudited)        2000
                                                                   ------------    ------------
ASSETS:
Cash and cash equivalents                                          $ 44,715,095    $ 41,095,301
Marketable securities                                                 3,410,122       3,388,768
Receivables:
  Funds for fees and expense advances                                 3,360,178       4,725,964
  Other                                                                 912,249       1,893,628
Property and equipment, net of accumulated
  depreciation of $3,345,727 as of September 30, 2000
  and $2,958,305 as of March 31, 2000                                   898,010       1,084,212
Management contracts, net of accumulated
  amortization of $8,567,293 as of September 30, 2000
  and $7,954,929 as of March 31, 2000                                 4,897,702       5,430,191
Deferred selling commissions                                          7,242,569       5,828,749
Other assets                                                            831,492         624,964
                                                                   ------------    ------------
     Total assets                                                  $ 66,267,417    $ 64,071,777
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
  Payable to Funds for purchases of Funds' shares
    and expense reimbursements                                     $    162,849    $    488,920
  Sub-advisory fees payable                                              48,839       3,249,994
  Accounts payable                                                      643,713         760,636
  Accrued expenses and other liabilities                              3,648,708       1,311,084
  Income taxes payable                                                  663,496         275,650
  Deferred tax liability                                              1,933,207       1,690,899
                                                                   ------------    ------------
     Total liabilities                                                7,100,812       7,777,183
                                                                   ============    ============

Commitments

Stockholders' equity:
  Capital stock, $0.01 par value, 100,000,000 shares authorized;
    18,711,800 shares as of September 30, 2000 and 18,591,800
    shares as of March 31, 2000 issued and outstanding                  187,118         185,918
  Additional paid-in capital                                         38,613,382      37,952,532
  Retained earnings                                                  21,065,411      18,156,144
  Unearned stock compensation                                          (573,826)             --
  Accumulated other comprehensive loss, net of tax                     (125,480)             --
                                                                   ------------    ------------
     Total stockholders' equity                                      59,166,605      56,294,594
                                                                   ------------    ------------
     Total liabilities and stockholders' equity                    $ 66,267,417    $ 64,071,777
                                                                   ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.
Condensed Consolidated Statements of Operations
Unaudited

                                                     Three months ended          Six months ended
                                                        September 30,              September 30,
                                                 -------------------------   -------------------------
                                                    2000          1999          2000          1999
                                                 -----------   -----------   -----------   -----------
Revenues:
  Management fees                                $ 6,859,317   $ 7,984,235   $14,415,204   $16,041,773
  Sub-advisory fees from Canadian Funds            2,586,868     2,011,807     5,616,298     3,819,200
  12b-1 Service and Distribution fees              2,146,902     2,216,600     4,444,676     4,352,759
  Transfer agent fees                                746,915       741,503     1,531,784     1,464,418
  Administrative services fees                       704,807       797,911     1,468,873     1,599,159
  Fund accounting fees                               201,543       205,336       410,692       383,082
  Underwriting fees                                   77,246        30,415       189,829        66,022
  Redemption fees                                    172,028        68,405       317,279       118,726
  Interest, dividends and other                      776,049       605,277     1,449,618     1,689,086
                                                 -----------   -----------   -----------   -----------
                                                  14,271,675    14,661,489    29,844,253    29,534,225
                                                 ===========   ===========   ===========   ===========
Expenses:
  Sales literature, advertising and promotion      1,552,064     1,615,572     3,279,423     3,090,119
  12b-1 Service fees                               1,601,185     1,948,397     3,390,546     3,886,611
  Employee compensation and benefits               4,033,627     3,591,240     8,138,574     6,572,302
  Sub-advisory fees                                  139,732     3,448,361     2,003,980     6,932,730
  Amortization of management contracts               309,035       270,474       612,364       540,948
  Amortization of deferred selling commissions       643,991       224,805     1,344,411       447,862
  Depreciation                                       196,194       171,878       391,407       335,765
  General and administrative                       1,701,974     1,523,869     3,567,716     2,988,114
  Occupancy and equipment rental                     407,796       270,036       737,433       533,978
  Reimbursement to Funds for expenses                371,101       581,862     1,103,058     1,032,534
                                                 -----------   -----------   -----------   -----------
                                                  10,956,699    13,646,494    24,568,912    26,360,963
                                                 ===========   ===========   ===========   ===========
Income before income taxes                         3,314,976     1,014,995     5,275,341     3,173,262
  Provision for income taxes                       1,367,772       535,321     2,178,956     1,498,787
                                                 -----------   -----------   -----------   -----------
Net income                                         1,947,204       479,674     3,096,385     1,674,475
                                                 ===========   ===========   ===========   ===========
Basic earnings per share                         $      0.10   $      0.03   $      0.17   $      0.09
                                                 ===========   ===========   ===========   ===========
Weighted average number of common shares
  outstanding used in basic calculation           18,606,640    18,832,200    18,605,719    18,906,561
                                                 ===========   ===========   ===========   ===========
Diluted earnings per share                       $      0.10   $      0.03   $      0.17   $      0.09
                                                 ===========   ===========   ===========   ===========
Weighted average number of common and
  common equivalent shares outstanding
  used in diluted calculation                     18,719,917    18,863,950    18,734,930    18,942,301
                                                 ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.
Condensed Consolidated Statement of Changes in Stockholders' Equity For the six months ended September 30, 2000
Unaudited

                                                                                                      Accumulated
                                  Capital Stock           Additional                     Unearned        Other            Total
                            --------------------------     Paid-in        Retained        Stock       Comprehensive   Stockholders'
                               Shares        Amount        Capital        Earnings     Compensation  Loss, net of tax    Equity
                            -----------   ------------   ------------   ------------   ------------- ---------------- ------------
Balance, March 31, 2000      18,591,800   $    185,918   $ 37,952,532   $ 18,156,144    $       --    $         --    $ 56,294,594

Issuance of common stock
  under stock option plan         5,000             50         21,450             --            --              --          21,500

Issuance of common stock
  under stock compensation
  agreement                     115,000          1,150        639,400             --      (640,550)             --              --

Amortization of unearned
  stock compensation                 --             --             --             --        66,724              --          66,724

Other comprehensive
  loss, net of tax                   --             --             --             --            --        (125,480)       (125,480)

Dividends, $0.01 per share           --             --             --       (187,118)           --              --        (187,118)

Net income                           --             --             --      3,096,385            --              --       3,096,385
                            -----------   ------------   ------------   ------------    ----------    ------------    ------------

Balance, September 30, 2000  18,711,800   $    187,118   $ 38,613,382   $ 21,065,411    $ (573,826)   $   (125,480)   $ 59,166,605
                            ===========   ============   ============   ============    ==========    ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.
Condensed Consolidated Statements of Cash Flows
Unaudited

                                                              Six months ended
                                                                September 30,
                                                        ----------------------------
                                                            2000            1999
                                                        ------------    ------------
Cash flows from operating activities:
  Net income                                            $  3,096,385    $  1,674,475
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation                                             391,407         335,765
    Amortization of management contracts                     612,364         540,948
    Amortization of deferred selling commissions           1,344,411         447,862
    Amortization of unearned compensation                     66,724              --
    Deferred tax expense                                     321,110         380,657
    Payment of deferred selling commissions               (2,758,231)     (1,310,702)
    Other                                                    148,966        (146,445)
    Change in assets and liabilities:
      Receivables                                          2,347,165        (475,779)
      Other assets                                          (206,528)     (2,561,719)
      Payable to Funds for purchases of Funds' shares
        and expense reimbursements                          (326,071)        113,291
      Sub-advisory fees payable                           (3,201,155)          2,576
      Accounts payable, accrued expenses and
        other liabilities                                  2,220,701       1,173,995
      Income taxes payable                                   387,846      (9,241,917)
                                                        ------------    ------------
Net cash provided by (used in) operating activities        4,445,094      (9,066,993)
                                                        ------------    ------------

Cash flows from investing activities:
  Purchase of management contracts                           (79,874)       (763,843)
  Purchases of property and equipment                       (205,205)       (362,052)
  Purchases of marketable securities                        (941,748)             --
  Purchases of short-term investments                             --      (7,079,022)
  Proceeds from the sale of marketable securities            567,145              --
                                                        ------------    ------------
Net cash used in investing activities                       (659,682)     (8,204,917)
                                                        ------------    ------------

Cash flows from financing activities:
  Purchase and retirement of common stock                         --      (1,593,388)
  Proceeds from the exercise of stock options                 21,500              --
  Dividends paid                                            (187,118)             --
                                                        ------------    ------------
Net cash used in financing activities                       (165,618)     (1,593,388)
                                                        ------------    ------------

Net increase (decrease) in cash and cash equivalents       3,619,794     (18,865,298)
Cash and cash equivalents, beginning of period            41,095,301      51,032,223
                                                        ------------    ------------
Cash and cash equivalents, end of period                $ 44,715,095    $ 32,166,925
                                                        ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      MACKENZIE INVESTMENT MANAGEMENT INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

1.   Basis of Presentation

     The unaudited interim condensed consolidated financial statements of Mackenzie Investment Management Inc. ("MIMI") and its consolidated subsidiaries (the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, these condensed consolidated financial statements include all appropriate adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the periods shown. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the six-month period ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the year ended March 31, 2001. These interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended March 31, 2000.

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

     In July 1999, the Company entered into a normal course issuer bid, which was approved by the TSE, to purchase up to 941,610 of its common shares, representing 5% of the issued and outstanding common shares at the date of the notice. The normal course issuer bid terminated in July 2000. Through the end of the second quarter of fiscal year 2001, the Company purchased 243,400 of its common shares at a total cost of $867,504. All shares during the 1998 and 1999 bid periods were acquired at market price at the time of acquisition and were immediately retired.

     In July 2000, the Company entered into a normal course issuer bid to purchase up to 500,000 of its common shares, representing approximately 2.7% of the issued and outstanding common shares at the date of the notice. The bid was approved by the TSE effective on July 24, 2000 and will terminate on the earlier of the date on which the maximum number of common shares have been purchased, the date the Company provides notice of termination, or July 23, 2001. No shares have been purchased by the Company since the July 24, 2000 bid period commenced.

3.   Comprehensive Income

     Comprehensive income was $2,970,905 and $1,674,475 for the six-month periods ended September 30, 2000 and 1999, respectively. Other comprehensive loss for the six-month period ended September 30, 2000 relates to unrealized depreciation on marketable securities.

4.   Earnings Per Share

     The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share for the three-month and six-month periods ended September 30, 2000 and 1999.

                                                 Three months ended         Six months ended
                                                     September 30,            September 30,
                                               -----------------------   -----------------------
                                                  2000         1999         2000         1999
                                               ----------   ----------   ----------   ----------
Weighted average number of common shares
outstanding used in basic calculation          18,606,640   18,832,200   18,605,719   18,906,561

Effect of dilutive stock options                  113,277       31,750      129,211       35,740
                                               ----------   ----------   ----------   ----------
Weighted average number of common and
common equivalent shares outstanding used in
the diluted calculation                        18,719,917   18,863,950   18,734,930   18,942,301
                                               ==========   ==========   ==========   ==========

     During the three-month periods ended September 30, 2000 and 1999, options to purchase 1,360,223 and 1,330,150, respectively, shares of common stock were excluded from the computation of diluted earnings per share due to their antidilutive effect.

     During the six-month periods ended September 30, 2000 and 1999, options to purchase 1,344,289 and 1,326,160, respectively, shares of common stock were excluded from the computation of diluted earnings per share due to their antidilutive effect.

5.   Stock Compensation

     In May 2000, the Company awarded a grant of 115,000 shares of the Company's common stock to a key salaried employee. The shares vest in three installments over three years provided the employee remains in the Company's employ on each of the vesting dates. In the event the employment terminates for any reason, all shares, which on the date of such termination have not vested, shall be forfeited and cancelled. The shares issued were recorded at their fair market value on the date of the grant with a corresponding reduction of stockholders' equity, which will be amortized as compensation expense on a straight-line basis over the related vesting period. Compensation expense of $66,724 was recorded for the six-month period ended September 30, 2000 in connection with this grant.

6.   Employee Stock Purchase Plan

     On May 12, 2000, the Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan (the "Employee Stock Plan") under which 500,000 shares of the Company's common stock will initially be reserved for issuance pursuant to the terms of the Employee Stock Plan. The Employee Stock Plan was approved by the shareholders at the Annual and Special Shareholders Meeting on September 7, 2000 (the "Shareholders' Meeting"). The Employee Stock Plan will provide the Company's employees the continuing opportunity to acquire stock in the Company and will serve as an incentive for them to remain with the Company.

7.   Director Stock Purchase Plan

     On May 12, 2000, the Board of Directors approved the adoption of the 2000 Director Stock Purchase Plan (the "Director Stock Plan") under which 50,000 shares of the Company's common stock will initially be reserved for issuance pursuant to the terms of the Director Stock Plan. The Director Stock Plan was approved by the shareholders at the Shareholders' Meeting on September 7, 2000. The purpose of the Director Stock Plan is to provide the non-employee directors the continuing opportunity to acquire stock in the Company and to attract and retain non-employee directors.

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

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 ("Statement No. 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB No. 125". Statement No. 140 revises the standards for accounting and reporting of securitizations, other transfers of financial assets and extinguishments of liabilities. The standards are based on a consistent application of a financial components approach which focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes financial and servicing assets it controls and the liabilities it has incurred. Derecognition of financial assets occurs when control has been surrendered and liabilities are derecognized when extinguished. Statement No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Other provisions of Statement No. 140 relating to recognition and reclassification of collateral and disclosures of securitization transactions are effective for fiscal years ending after December 15, 2000. The implementation of this statement is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

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

GENERAL

MIMI is a public company listed on the TSE. Its majority shareholder, Mackenzie Financial Corporation ("MFC"), a Toronto-based investment counsel and mutual fund management company, owns 85.4% of the outstanding common shares of MIMI at September 30, 2000. MIMI is an investment adviser and has three wholly owned subsidiaries, as follows:

o    Ivy Management, Inc. ("IMI"), an investment adviser;
o    Ivy Mackenzie Distributors, Inc. ("IMDI"), a broker/dealer; and
o    Ivy Mackenzie Services Corp. ("IMSC"), a transfer agent.

The Company's principal business activities are carried on solely in the United States and include:

o Managing public mutual funds offered in the U.S. by Ivy Fund (the "U.S. Funds") which is a U.S. open-end series investment company registered under the Investment Company Act of 1940, as amended;
o Providing investment advisory services to the U.S. Funds and sub-advisory services to fourteen Universal Funds at September 30, 2000 sold only in Canada and managed by MFC (the "Canadian Funds");
o Underwriting, selling and otherwise distributing redeemable shares of the U.S. Funds in the U.S. through various distribution channels; and
o Providing transfer agent, administrative and fund accounting services to the U.S. Funds.

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

Ivy International Fund

During the first quarter of fiscal year 2001, the Company internalized the portfolio management of its largest fund, Ivy International Fund, which has approximately $1.3 billion in net assets at September 30, 2000. Previously, Ivy International Fund had been sub-advised by an unrelated third party under a sub-advisory agreement, which was terminated as of May 27, 2000. The sub-advisory agreement provided for payment of sub-advisory fees at the rate of 0.60% of average daily net assets. The Company reopened Ivy International Fund, which had been closed to new investors, on June 1, 2000.

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

On July 26, 2000, the Board of Trustees of Ivy Fund approved a proposed plan to merge the assets of Ivy Asia Pacific Fund into the assets of Ivy Pacific Opportunities Fund (formerly Ivy China Region Fund). Shareholders of Ivy Asia Pacific Fund will be asked to approve the proposed reorganization at a special meeting of shareholders to be held on November 21, 2000. The respective portfolios currently have similar investment objectives and policies.

Management believes that the above mergers will achieve enhanced investment performance and distribution capabilities, as well as achieve certain economies of scale and cost savings.

Fund Dissolution

Effective April 26, 2000, the Board of Trustees of Mackenzie Solutions approved the termination and dissolution of Mackenzie Solutions Trust and its five separate portfolios. Management believes that the dissolution will not have a material effect on the Company's operations.

Fund Management

On July 26, 2000, the Board of Trustees of Ivy Fund approved an amendment to the sub-advisory agreement between IMI and Henderson Investment Management Limited ("Henderson") whereby the percentage of assets of Ivy International Small Companies Fund managed by Henderson would be increased from 50% to 100%. Shareholders of Ivy International Small Companies Fund will be asked to approve the amendment at a special shareholders meeting to be held during November 2000.

RESULTS OF OPERATIONS

Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999

Average net assets under management, exclusive of net assets of the fourteen Canadian Funds, decreased 9% to $3,030 million for the six-month period ended September 30, 2000 from $3,338 million for the six-month period ended September 30, 1999.

Net assets under management, exclusive of net assets of the fourteen Canadian Funds, decreased 20% to $2,616 million at September 30, 2000 from $3,258 million at September 30, 1999. Net assets of the Canadian Funds at September 30, 2000 were approximately $3,398 million as compared to $1,960 million at September 30, 1999, representing a 73% increase.

Sales of the U.S. Funds for the six-month period ended September 30, 2000 increased by $180 million compared to the six-month period ended September 30, 1999, while redemptions increased by $442 million for the six-month period ended September 30, 2000 compared to the six-month period ended September 30, 1999. Ivy International Fund, which had been closed to new investors from April 1997 through June 2000, accounted for 71% and 70% of the redemptions for the six-month periods ended September 30, 2000 and 1999, respectively. Excluding Ivy International Fund sales and redemptions, the Company had net sales of $21 million for the six-month period ended September 30, 2000 as compared to net redemptions of $69 million for the six-month period ended September 30, 1999.

Revenues

Total revenues increased by 1% for the six-month period ended September 30, 2000 as compared to the six-month period ended September 30, 1999 due principally to the increase in the net assets of the Canadian Funds.

Management fees, transfer agent fees, administrative services fees and fund accounting fees decreased 9% for the six-month period ended September 30, 2000 as compared to the six-month period ended September 30, 1999 primarily as a result of the decrease in the U.S. Funds' net assets under management.

12b-1 Service and Distribution fees increased 2% for the six-month period ended September 30, 2000 as compared to the six-month period ended September 30, 1999 due to an increase in the asset base on which the Company collects 12b-1 Distribution fees. For the six-month period ended September 30, 2000 underwriting fees have increased by approximately $124,000 and redemption fees have increased $199,000 as compared to the six-month period ended September 30, 1999 due to increases in Class A share sales and redemptions of Class B and C shares, respectively.

Sub-advisory fees from the Canadian Funds increased 47% for the six-month period ended September 30, 2000 as compared to the six-month period ended September 30, 1999. This increase is attributable to a 96% increase in the Canadian Funds' average net assets to $3,356 million for the six-month period ended September 30, 2000 from $1,713 million for the six-month period ended September 30, 1999.

Interest, dividends and other revenues decreased 14% for the six-month period ended September 30, 2000 compared to the six-month period ended September 30, 1999. Dividends received on investments held by the Company increased, which were offset by a decrease in other revenues. Other revenues, for the six-month period ended September 30, 1999, included $143,000 in unrealized appreciation on marketable securities. Unrealized depreciation on marketable securities has been included as a component of stockholders' equity for the six-month period ended September 30, 2000.

Expenses

Total operating expenses for the six-month period ended September 30, 2000 decreased 7% compared to the six-month period ended September 30, 1999. The decrease in expenses is related to the internalization of the portfolio management of Ivy International Fund and reduced 12b-1 Service fees due to the decrease in U.S. Funds' net assets under management.

Sales literature, advertising and promotion increased 6% for the six-month period ended September 30, 2000 compared to the six-month period ended September 30, 1999 due to increased marketing costs during the first quarter of fiscal year 2001 related to the development of a new product plan for more diverse fund offerings and the promotion of existing products.

12b-1 Service fees paid to broker/dealers decreased 13% for the six-month period ended September 30, 2000 compared to the six-month period ended September 30, 1999 due to the decrease in net assets under management.

Employee compensation and benefits increased 24% for the six-month period ended September 30, 2000 compared to the six-month period ended September 30, 1999. This increase is due to cost of living increases and an increase in staffing levels at September 30, 2000 as compared to September 30, 1999. The increased staffing levels generally relate to the internalization of the portfolio management of Ivy International Fund and the hiring of experienced marketing personnel.

Sub-advisory fees decreased 71% for the six-month period ended September 30, 2000 compared to the six-month period ended September 30, 1999 due to the internalization of the portfolio management of Ivy International Fund.

Amortization of deferred selling commissions increased 200% for the six-month period ended September 30, 2000 compared to the six-month period ended September 30, 1999 due to a higher Class B share asset base and stronger Class B share sales.

General and administrative expenses increased 19% for the six-month period ended September 30, 2000 compared to the six-month period ended September 30, 1999 as a result of expenses related to fund mergers and the dissolution of Mackenzie Solutions Trust. For the six-month period ended September 30, 2000, expenses related to fund mergers and the dissolution of Mackenzie Solutions Trust incurred by the Company are approximately $684,000.

Occupancy and equipment rental expense increased 38% for the six-month period ended September 30, 2000 compared to the six-month period ended September 30, 1999 as a result of expanding the Company's leased office space to meet the needs of increased staffing levels.

IMI voluntarily limits total fund expenses for certain U.S. Funds and bears expenses in excess of such limits. The increase of 7% for the six-month period ended September 30, 2000 compared to the six-month period ended September 30, 1999 resulted from (i) expense reimbursement to the Mackenzie Solutions Funds (prior to dissolution); (ii) the introduction of a new fund in April 2000; and
(iii) a decrease in the net asset values of funds for which IMI voluntarily limits expenses.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Average net assets under management, exclusive of net assets of the fourteen Canadian Funds, decreased 13% to $2,880 million for the three-month period ended September 30, 2000 from $3,303 million for the three-month period ended September 30, 1999.

Sales of the U.S. Funds for the three-month period ended September 30, 2000 increased by $80 million compared to the three-month period ended September 30, 1999, while redemptions increased by $210 million for the three-month period ended September 30, 2000 compared to the three-month ended September 30, 1999. Ivy International Fund represented 67% of the total increase in redemptions.

Revenues

Total revenues decreased by 3% for the three-month period ended September 30, 2000 as compared to the three-month period ended September 30, 1999 primarily due to the decrease in the U.S. Funds' net assets under management.

Management fees, transfer agent fees, administrative services fees and fund accounting fees decreased 13% for the three-month period ended September 30, 2000 as compared to the three-month period ended September 30, 1999 primarily as a result of the decrease in the U.S. Funds' net assets under management.

12b-1 Service and Distribution fees decreased 3% for the three-month period ended September 30, 2000 as compared to the three-month period ended September 30, 1999 due to the decrease in the U.S. Funds' net assets under management. For the three-month period ended September 30, 2000 underwriting fees have increased by approximately $47,000 and redemption fees have increased $104,000 as compared to the three-month period ended September 30, 1999 due to increases in Class A share sales and redemptions of Class B and C shares, respectively.

Sub-advisory fees from the Canadian Funds increased 29% for the three-month period ended September 30, 2000 as compared to the three-month period ended September 30, 1999. This increase is attributable to an 88% increase in the Canadian Funds' average net assets to $3,470 million for the three-month period ended September 30, 2000 from $1,844 million for the three-month period ended September 30, 1999.

Interest, dividends and other revenues increased 28% for the three-month period ended September 30, 2000 compared to the three-month period ended September 30, 1999 due to an increase in other revenues. Other revenues, for the three-month period ended September 30, 1999, included $337,000 in unrealized depreciation on marketable securities. Unrealized depreciation on marketable securities has been included as a component of stockholders' equity for the three month period ended September 30, 2000.

Expenses

Total operating expenses for the three-month period ended September 30, 2000 decreased 20% compared to the three-month period ended September 30, 1999. The decrease in expenses is primarily related to the internalization of the portfolio management of Ivy International Fund and reduced 12b-1 Service fees due to the decrease in U. S. Funds' net assets under management.

12b-1 Service fees paid to broker/dealers decreased 18% for the three-month period ended September 30, 2000 compared to the three-month period ended September 30, 1999 due to the decrease in U. S. Funds' net assets under management.

Employee compensation and benefits increased 12% for the three-month period ended September 30, 2000 compared to the three-month period ended September 30, 1999. This increase is due to cost of living increases and an increase in staffing levels at September 30, 2000 as compared to September 30, 1999. The increased staffing levels generally relate to the internalization of the portfolio management of Ivy International Fund and the hiring of experienced marketing personnel.

Sub-advisory fees decreased 96% for the three-month period ended September 30, 2000 compared to the three-month period ended September 30, 1999 due to the internalization of the portfolio management of Ivy International Fund.

Amortization of deferred selling commissions increased 186% for the three-month period ended September 30, 2000 compared to the three-month period ended September 30, 1999 due to a higher Class B share asset base and stronger Class B share sales.

General and administrative expenses increased 12% for the three-month period ended September 30, 2000 compared to the three-month period ended September 30, 1999 as a result of expenses related to recruiting efforts, fund mergers and the dissolution of Mackenzie Solutions Trust. For the three-month period ended September 30, 2000, expenses relating to recruiting efforts, fund mergers and the dissolution of the Mackenzie Solutions Trust were approximately $170,000.

Occupancy and equipment rental expense increased 51% for the three-month period ended September 30, 2000 compared to the three-month period ended September 30, 1999 as a result of expanding the Company's leased office space to meet the needs of increased staffing levels.

IMI voluntarily limits total fund expenses for certain U.S. Funds and bears expenses in excess of such limits. The decrease of 36% for the three-month period ended September 30, 2000 compared to the three-month period ended September 30, 1999 is due to a decrease in the number of funds for which IMI voluntarily limits expenses as a result of fund mergers during the three-month period ended September 30, 2000. The decrease was partially offset by expenses relating to a new fund introduced in April 2000.

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

The Company's cash and cash equivalents increased by $3.6 million for the period from March 31, 2000 to September 30, 2000. The increase resulted from (i) cash provided by operating activities of $4.4 million, primarily related to an increase in net income, a decrease in receivables, an increase in accounts payable and accrued expenses and a decrease in sub-advisory fees payable; (ii) cash used in investing activities of $660,000, primarily related to purchases and sales of marketable securities combined with purchases of property and equipment; and (iii) cash used in financing activities of $166,000, primarily related to the payment of dividends.

The payment of deferred selling commissions to broker/dealers increased to $2.8 million for the six-month period ended September 30, 2000 as compared to $1.3 million for the six-month period ended September 30, 1999. The increase can be attributed to the increased interest in international investing noted during the six-month period ended September 30, 2000. Commission payments made during the six-month periods ended September 30, 2000 and 1999 were funded internally from operations.

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

Asset Mix

The Company's revenues are derived primarily from investment management activities. Broadly speaking, the direction and amount of change in the net assets of the U.S. Funds and the Canadian Funds (collectively, the "Funds") depend upon two factors: (1) the level of sales of shares of the Funds as compared to redemptions of the shares of the Funds; and (2) the increase or decrease in the market value of the securities owned by the Funds. The Company is subject to increased risk of volatility from changes in the global equity markets. Despite this volatility, management believes that in the long run the Company is more competitive as a result of greater diversity of global investments available to its customers.

Market values are affected by many things, including the general condition of national and world economics and the direction and volume of changes in interest rates and/or inflation rates. Fluctuations in interest rates and in the yield curve will have an effect on fixed-income net assets under management as well as on the flow of monies to and from fixed-income funds and, as a result, will affect the Company's revenues from such funds. The effects of the foregoing factors on equity funds and fixed-income funds may operate inversely and it is, therefore, difficult to predict the net effect of any particular set of conditions on the level of net assets under management.

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

Absence of Public Trading Market

MFC owns 85.4% of the issued and outstanding common shares of MIMI as of September 30, 2000. The common shares have been thinly traded. Further, the number of common shares of MIMI held by persons other than MFC are very small by market standards and this may have an adverse impact on liquidity and trading of the common shares.

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

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Securities Holders

At the Company's Annual and Special Meeting of Shareholders held on September 7, 2000, the election of the Board of Directors' nominees was approved, the appointment of the auditors and the authorization of the Board of Directors to fix the remuneration of the auditors was approved and, the resolutions of the Board of Directors were approved: (1) to amend and restate the 1994 Stock Option Plan; (2) to adopt the 2000 Employee Stock Purchase Plan; (3) to adopt the 2000 Director Stock Purchase Plan; and (4) to approve the Company's stock grant to a key member of management.

Item 1: The shareholders voted to elect the nominees for directors as follows:

  Name                        Votes For        Votes Against       Abstentions
  ----                        ---------        -------------       -----------
  James W. Broadfoot III      16,676,225             0                  3,000
  Keith J. Carlson            16,676,225             0                  3,000
  Alan J. Dilworth            16,676,225             0                  3,000
  James L. Hunter             16,676,225             0                  3,000
  Neil Lovatt                 16,676,225             0                  3,000
  Alasdair J. McKichan        16,676,225             0                  3,000
  Allan S. Mostoff            16,676,225             0                  3,000
  Michael R. Peers            16,676,225             0                  3,000
  Dolph W. von Arx            16,676,225             0                  3,000

Item 2: The shareholders voted to approve the appointment of PricewaterhouseCoopers LLP as the Company's auditors and for the directors to fix the remuneration of the auditors as follows:

           Votes For         Votes Against             Abstentions
           ---------         -------------             -----------
           16,678,225              0                      1,000

Item 3: The shareholders voted to approve amendments to the Corporation's Stock Option Plan (the "1994 Plan"). The principal amendments were to: (1) modify payment methods upon exercise and (2) modify the provisions of options upon a "Change of Control". Voting was as follows:

            Votes For         Votes Against             Abstentions
            ---------         -------------             -----------
            16,606,080             4,500                      0

Item 4: The shareholders voted to approve the 2000 Employee Stock Purchase Plan, under which 500,000 shares of common stock will be initially reserved for issuance. Voting was as follows:

             Votes For         Votes Against             Abstentions
             ---------         -------------             -----------
            16,607,080             3,500                     0

Item 5: The shareholders voted to adopt the 2000 Director Stock Purchase Plan, under which 50,000 shares of common stock will be initially reserved for issuance. Voting was as follows:

               Votes For        Votes Against             Abstentions
               ---------        -------------             -----------
              16,224,520           386,060                     0

Item 6: The shareholders voted to approve the grant of 115,000 shares of the Company's common stock to a key member of management with a vesting schedule of 25% on May 1, 2001, 25% on May 1, 2002 and 50% vesting on May 1, 2003. Voting was as follows:

                 Votes For       Votes Against             Abstentions
                 ---------       -------------             -----------
                16,288,135          391,090                     0

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

         The following exhibits are filed herewith or incorporated by reference as indicated below.

     Exhibit #             Description
     ---------             -----------

     27.1                  Financial Data Schedule
     3.2.5                 Amended and Restated By-Laws of Mackenzie Investment
                             Management Inc.

     (b) Reports on Form 8-K:

         The following Current Reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000:

     1. On July 20, 2000, the Company filed a Form 8-K under Item 5 announcing the intention to enter into a normal course issuer bid to purchase up to 500,000 shares of its common shares. The bid commenced on July 24, 2000.

     2. On August 3, 2000, the Company filed a Form 8-K under Item 5 announcing the declaration of a dividend of U.S. $0.01 per share to shareholders of record on August 15, 2000, with a payable date of August 24, 2000.

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

     Name                               Capacity                                             Date
     ----                               --------                                             ----
     /s/  Keith J. Carlson
     ----------------------
     Keith J. Carlson                   President and Chief Executive Officer           October 27, 2000

     /s/  Beverly Yanowitch
     ----------------------
     Beverly Yanowitch                  Vice President and Chief Financial Officer      October 27, 2000
