Form 10-Q
period 2000-12-31
MACKENZIE INVESTMENT MANAGEMENT INC
filed 2001-01-29
CIK 855711

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

YES [X]  NO [ ]

As of January 26, 2001, there were 18,741,800 shares of the Registrant's Common Stock, par value $.01 per share issued and outstanding.

                      MACKENZIE INVESTMENT MANAGEMENT INC.

                               Index to Form 10-Q

                                     Part I

                              FINANCIAL INFORMATION

                                                                          Pages
                                                                          -----
Item 1.    CONDENSED FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets                             1

           Condensed Consolidated Statements of Operations                   2

           Condensed Consolidated Statement of Changes in
             Stockholders' Equity                                            3

           Condensed Consolidated Statements of Cash Flows                   4

           Notes to Condensed Consolidated Financial Statements            5-8

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                9-15

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK                                           15-16

                                     Part II

                                OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS                                                16

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                        16

Item 3.    DEFAULTS UPON SENIOR SECURITIES                                  17

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF
             SECURITIES HOLDERS                                             17

Item 5.    OTHER INFORMATION                                                17

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                                 17

                     PART 1. - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

MACKENZIE INVESTMENT MANAGEMENT INC.
Condensed Consolidated Balance Sheets



                                                                         December 31,
                                                                             2000              March 31,
                                                                         (Unaudited)             2000
                                                                        ------------         ------------
ASSETS:
Cash and cash equivalents                                               $ 47,659,066         $ 41,095,301
Marketable securities                                                      2,707,651            3,388,768
Receivables:
  Funds for fees and expense advances                                      2,972,810            4,725,964
  Other                                                                    1,348,229            1,893,628
Property and equipment, net of accumulated
  depreciation of $3,540,553 as of December 31, 2000
  and $2,958,305 as of March 31, 2000                                        772,068            1,084,212
Management contracts, net of accumulated
  amortization of $8,877,750 as of December 31, 2000
  and $7,954,929 as of March 31, 2000                                      4,587,245            5,430,191
Deferred selling commissions                                               7,118,363            5,828,749
Other assets                                                                 601,580              624,964
                                                                        ------------         ------------
     Total Assets                                                       $ 67,767,012         $ 64,071,777
                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
  Payable to Funds for purchases of Funds' shares
    and expense reimbursements                                          $    752,269         $    488,920
  Sub-advisory fees payable                                                   41,112            3,249,994
  Dividends payable                                                          187,418                 --
  Accounts payable                                                           774,614              760,636
  Accrued expenses and other liabilities                                   4,148,606            1,311,084
  Income taxes payable                                                       145,831              275,650
  Deferred tax liability                                                   1,752,051            1,690,899
                                                                        ------------         ------------
     Total liabilities                                                     7,801,901            7,777,183
                                                                        ------------         ------------
Commitments

Stockholders' equity:
  Capital stock, $0.01 par value, 100,000,000 shares authorized;
    18,741,800 shares as of December 31, 2000 and 18,591,800
    shares as of March 31, 2000 issued and outstanding                       187,418              185,918
  Additional paid-in capital                                              38,650,582           37,952,532
  Retained earnings                                                       21,895,226           18,156,144
  Unearned stock compensation                                               (533,792)                --
  Accumulated other comprehensive loss, net of tax                          (234,323)                --
                                                                        ------------         ------------
     Total stockholders' equity                                           59,965,111           56,294,594
                                                                        ------------         ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 67,767,012         $ 64,071,777
                                                                        ============         ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.
Condensed Consolidated Statements of Operations
(Unaudited)


                                                        Three months ended                 Nine months ended
                                                           December 31,                       December 31,
                                                    ----------------------------      ----------------------------
                                                       2000             1999              2000             1999
                                                    -----------      -----------      -----------      -----------
REVENUES:
  Management fees                                   $ 5,312,970      $ 8,158,278      $19,728,174      $24,200,052
  Sub-advisory fees from Canadian Funds               2,269,957        2,395,656        7,886,255        6,214,855
  12b-1 Service and Distribution fees                 1,766,705        2,187,487        6,211,381        6,540,246
  Transfer agent fees                                   792,537          778,758        2,324,321        2,243,176
  Administrative services fees                          568,695          813,026        2,037,569        2,412,185
  Fund accounting fees                                  202,529          214,121          613,221          597,203
  Underwriting fees                                      34,326           82,002          224,154          148,024
  Redemption fees                                       368,284          101,299          685,563          220,025
  Interest, dividends and other                         773,744        1,426,492        2,223,362        3,115,578
                                                    -----------      -----------      -----------      -----------
                                                     12,089,747       16,157,119       41,934,000       45,691,344
                                                    -----------      -----------      -----------      -----------
EXPENSES:
  Sales literature, advertising and promotion           964,185          879,248        4,243,608        3,969,366
  12b-1 Service fees                                  1,221,148        1,983,854        4,611,694        5,870,466
  Employee compensation and benefits                  3,988,454        3,070,596       12,127,028        9,642,899
  Sub-advisory fees                                     118,709        3,361,260        2,122,689       10,293,990
  Amortization of management contracts                  310,457          290,637          922,821          831,585
  Amortization of deferred selling commissions          680,824          253,414        2,025,234          701,277
  Depreciation                                          194,826          178,995          586,233          514,760
  General and administrative                          1,783,965        1,762,166        5,351,682        4,750,279
  Occupancy and equipment rental                        448,256          295,255        1,185,689          829,232
  Reimbursement to Funds for expenses                   607,222          831,875        1,710,280        1,864,409
                                                    -----------      -----------      -----------      -----------
                                                     10,318,046       12,907,300       34,886,958       39,268,263
                                                    -----------      -----------      -----------      -----------
Income before income taxes                            1,771,701        3,249,819        7,047,042        6,423,081
  Provision for income taxes                            754,468        1,374,772        2,933,424        2,873,559
                                                    -----------      -----------      -----------      -----------
NET INCOME                                            1,017,233        1,875,047        4,113,618        3,549,522
                                                    ===========      ===========      ===========      ===========

BASIC EARNINGS PER SHARE                            $      0.05      $      0.10      $      0.22      $      0.19
                                                    ===========      ===========      ===========      ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING USED IN BASIC CALCULATION              18,626,728       18,718,017       18,617,530       18,843,484
                                                    ===========      ===========      ===========      ===========
DILUTED EARNINGS PER SHARE                          $      0.05      $      0.10      $      0.22      $      0.19
                                                    ===========      ===========      ===========      ===========
WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING
  USED IN DILUTED CALCULATION                        18,711,010       18,745,098       18,732,084       18,874,829
                                                    ===========      ===========      ===========      ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.
Condensed Consolidated Statement of Changes in Stockholders' Equity For the nine months ended December 31, 2000
(Unaudited)


                                                                                                    Accumulated
                                  Capital Stock          Additional                  Unearned          Other             Total
                             -------------------------    Paid-in       Retained       Stock        Comprehensive     Stockholders'
                                Shares       Amount       Capital       Earnings    Compensation   Loss, net of tax     Equity
                              ----------  ------------  -----------   ------------  ------------  -----------------  --------------

Balance, March 31, 2000       18,591,800  $    185,918  $ 37,952,532  $ 18,156,144   $       --     $       --     $ 56,294,594

Issuance of common stock
  under stock option plan         35,000           350        58,650          --             --             --           59,000

Issuance of common stock
  under stock compensation
  agreement                      115,000         1,150       639,400          --         (640,550)          --             --

Amortization of unearned
  stock compensation                --            --            --            --          106,758           --          106,758

Other comprehensive
  loss, net of tax                  --            --            --            --             --         (234,323)      (234,323)

Cash dividends on common
  stock                             --            --            --        (374,536)          --             --         (374,536)

Net income                          --            --            --       4,113,618           --             --        4,113,618
                            ------------  ------------  ------------  ------------   ------------   ------------   ------------

Balance, December 31, 2000    18,741,800  $    187,418  $ 38,650,582  $ 21,895,226   $   (533,792)  $   (234,323)  $ 59,965,111
                            ============  ============  ============  ============   ============   ============   ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)




                                                                     Nine months ended
                                                                        December 31,
                                                             ---------------------------------
                                                                 2000                1999
                                                             ------------         ------------
Cash flows from operating activities:
  Net income                                                 $  4,113,618         $  3,549,522
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation                                                  586,233              514,760
    Amortization of management contracts                          922,821              831,585
    Amortization of deferred selling commissions                2,025,234              701,277
    Amortization of unearned compensation                         106,758                 --
    Deferred tax expense                                          208,307              951,415
    Payment of deferred selling commissions                    (3,314,849)          (2,209,759)
    Other                                                         243,745             (915,631)
    Change in assets and liabilities:
      Receivables                                               2,298,553             (986,699)
      Other assets                                                 23,384           (2,420,592)
      Payable to Funds for purchases of Funds' shares
        and expense reimbursements                                263,349              119,177
      Sub-advisory fees payable                                (3,208,882)             (86,218)
      Accounts payable, accrued expenses and
        other liabilities                                       2,851,500            1,841,005
      Income taxes payable                                       (129,819)          (9,057,647)
                                                             ------------         ------------
Net cash provided by (used in) operating activities             6,989,952           (7,167,805)
                                                             ------------         ------------

Cash flows from investing activities:
  Purchase of management contracts                                (79,874)            (814,725)
  Purchases of property and equipment                            (274,088)            (393,158)
  Purchases of marketable securities                           (1,546,549)                --
  Proceeds from the sale of marketable securities               1,602,442                 --
                                                             ------------         ------------
Net cash used in investing activities                            (298,069)          (1,207,883)
                                                             ------------         ------------
Cash flows from financing activities:
  Purchase and retirement of common stock                            --             (2,413,569)
  Proceeds from the exercise of stock options                      59,000                 --
  Dividends paid                                                 (187,118)                --
                                                             ------------         ------------
Net cash used in financing activities                            (128,118)          (2,413,569)
                                                             ------------         ------------
Net increase (decrease) in cash and cash equivalents            6,563,765          (10,789,257)
Cash and cash equivalents, beginning of period                 41,095,301           51,032,223
                                                             ------------         ------------
Cash and cash equivalents, end of period                     $ 47,659,066         $ 40,242,966
                                                             ============         ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      MACKENZIE INVESTMENT MANAGEMENT INC.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2000

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The unaudited interim condensed consolidated financial statements of Mackenzie Investment Management Inc. ("MIMI") and its consolidated subsidiaries (the "Company") included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these condensed consolidated financial statements include all appropriate adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the periods shown. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the nine-month period ended December 31, 2000 are not necessarily indicative of the results of operations to be expected for the year ended March 31, 2001. These interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended March 31, 2000.

2.   NORMAL COURSE ISSUER BID

     In July 2000, the Company entered into a normal course issuer bid to purchase up to 500,000 of its common shares, representing approximately 2.7% of the issued and outstanding common shares at the date of the notice. The bid was approved by the Toronto Stock Exchange effective on July 24, 2000 and will terminate on the earlier of the date on which the maximum number of common shares have been purchased, the date the Company provides notice of termination, or July 23, 2001. No shares have been purchased by the Company since the July 24, 2000 bid period commenced.

3.   COMPREHENSIVE INCOME

     Comprehensive income was $3,879,295 and $3,549,522 for the nine-month periods ended December 31, 2000 and 1999, respectively. Other comprehensive loss for the nine-month period ended December 31, 2000 relates to unrealized depreciation on marketable securities.

4.   CASH DIVIDENDS ON COMMON STOCK

     In August and December 2000 the Company declared a $0.01 per common share cash dividend to shareholders of record on August 15, 2000 and December 28, 2000, respectively. The December dividend was paid in early January 2001.

5.   EARNINGS PER SHARE

     The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share for the three-month and nine-month periods ended December 31, 2000 and 1999:


                                                           Three months ended                Nine months ended
                                                               December 31,                     December 31,
                                                       ---------------------------      ---------------------------
                                                         2000             1999            2000              1999
                                                       ----------       ----------      ----------       ----------
Weighted average number of common shares
outstanding used in basic calculation                  18,626,728       18,718,017      18,617,530       18,843,484

Effect of dilutive stock options                           84,282           27,081         114,554           31,345
                                                       ----------       ----------      ----------       ----------

Weighted average number of common and
common equivalent shares outstanding used in
the diluted calculation                                18,711,010       18,745,098      18,732,084       18,874,829
                                                       ==========       ==========      ==========       ==========


     During the three-month periods ended December 31, 2000 and 1999, options to purchase 1,281,718 and 1,155,419, respectively, shares of common stock were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

     During the nine-month periods ended December 31, 2000 and 1999, options to purchase 1,251,446 and 1,151,155, respectively, shares of common stock were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

6.   STOCK COMPENSATION

     In May 2000, the Company awarded a grant of 115,000 shares of the Company's common stock to a key salaried employee. The shares vest in three installments over three years provided the employee remains in the Company's employ on each of the vesting dates. In the event of a change in control all shares under the grant are immediately vested. In the event the employment terminates for any reason, all shares, which on the date of such termination that have not vested, shall be forfeited and cancelled. The shares issued were recorded at their fair market value on the date of the grant with a corresponding reduction of stockholders' equity, which will be amortized as compensation expense over the related vesting period. Compensation expense of approximately $107,000 was recorded for the nine-month period ended December 31, 2000 in connection with this grant.

7.   EMPLOYEE STOCK PURCHASE PLAN

     On May 12, 2000, the Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan (the "Employee Stock Plan") under which 500,000 shares of the Company's common stock will initially be reserved for issuance pursuant to the terms of the Employee Stock Plan. The Employee Stock Plan was approved by the shareholders at the Annual and Special Shareholders Meeting on September 7, 2000 (the "Shareholders' Meeting"). The Employee Stock Plan will provide the Company's employees the continuing opportunity to acquire stock in the Company and will serve as an incentive for them to remain with the Company. Management has temporarily postponed implementation of the Employee Stock Plan pending resolution of a potential Change in Control of Mackenzie Financial Corporation ("MFC") (see NOTE 11 - POTENTIAL CHANGE IN CONTROL OF MFC).

8.   DIRECTOR STOCK PURCHASE PLAN

     On May 12, 2000, the Board of Directors approved the adoption of the 2000 Director Stock Purchase Plan (the "Director Stock Plan") under which shares of the Company's common stock will be purchased in the open market pursuant to the terms of the Director Stock Plan. The Director Stock

     Plan was approved by the shareholders at the Shareholders' Meeting on September 7, 2000. The purpose of the Director Stock Plan is to provide the non-employee directors the continuing opportunity to acquire stock in the Company and to attract and retain non-employee directors. Management has temporarily postponed implementation of the Director Stock Plan pending resolution of a potential Change in Control of MFC (see NOTE 11 - POTENTIAL CHANGE IN CONTROL OF MFC).

9.   EMPLOYMENT AGREEMENTS

     The Board of Directors of the Company has approved Change in Control Employment Agreements (the "Agreements") with corporate officers (hereinafter referred to as "key employees") and an Employee Retention Plan (the "Retention Plan") for all eligible employees. Under the terms of the Agreements, if, at any time within two years of a change in control, as defined in the Agreements, the key employees' position, salary, bonus, place of work, or Company-provided benefits are modified, or employment is terminated for any reason other than cause, as defined in the Agreements, then the key employee is entitled to receive a severance payment. Such severance payment is equal to one to two times the key employee's salary and, in most cases, the average of the bonuses received by the key employee for the prior two years. Under the terms of the Retention Plan, in the event of a change in control, as defined in the Retention Plan, each employee of the Company whose employment with the Company is terminated will receive compensation income over a period which will be the greater of: (1) compensation income from the date of termination to November 15, 2001, paid at normal semi-monthly pay intervals or (2) one month of compensation income per year of service (to a maximum of 24 months), paid at normal semi-monthly pay intervals.

10.  NEW ACCOUNTING PRONOUNCEMENTS

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

     In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138 ("Statement No. 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of Financial Accounting Standards Board Statement No. 133". Statement No. 138 expands the normal purchases and sales exception, redefines identified specific risks, recognizes that foreign-currency-denominated assets and liabilities may be the hedged item in fair value or cash flow hedges, and allows the designation of inter-company derivatives as hedging instruments in certain cash flow hedges. The implementation of this statement on April 1, 2001, is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

11. POTENTIAL CHANGE IN CONTROL OF MFC

     In November 2000, a Canadian mutual fund company announced an unsolicited takeover bid for all of the shares of MFC, the majority shareholder of the Company. In response to the bid, MFC's Board of Directors adopted a Shareholders' Rights Protection Plan designed to provide the Board of Directors with sufficient time to undertake a process to solicit additional bids in order to attempt to maximize shareholder value. Although the unsolicited bid by the Canadian mutual fund company was not successful, and has expired, the Board of Directors of MFC has announced that it will continue the process to develop alternatives which offer superior value to MFC shareholders.

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

     GENERAL

     MIMI is a public company listed on the TSE. Its majority shareholder, Mackenzie Financial Corporation ("MFC"), a Toronto-based investment counsel and mutual fund management company, owns 85.3% of the outstanding common shares of MIMI at December 31, 2000. MIMI is an investment adviser and has three wholly owned subsidiaries, as follows:

     o    Ivy Management, Inc. ("IMI"), an investment adviser;
     o    Ivy Mackenzie Distributors, Inc. ("IMDI"), a broker/dealer; and
     o    Ivy Mackenzie Services Corp. ("IMSC"), a transfer agent.

     The Company's principal business activities are carried on solely in the United States and include:

     o Managing public mutual funds offered in the U.S. by Ivy Fund (the "U.S. Funds") which is a U.S. open-end series investment company registered under the Investment Company Act of 1940, as amended;
     o Providing investment advisory services to the U.S. Funds and sub-advisory services to twenty-two Universal Funds at December 31, 2000 sold only in Canada and managed by MFC (the "Canadian Funds");
     o Providing sub-advisory services to five Premier Funds (the "Premier Funds") at December 31, 2000 sold in the U.K, Ireland and Luxembourg and managed by Premier Asset Management PLC; MFC owns 24.9% of the outstanding ordinary shares of Premier Asset Management at December 31, 2000;
     o Underwriting, selling and otherwise distributing redeemable shares of the U.S. Funds in the U.S. through various distribution channels; and
     o Providing transfer agent, administrative and fund accounting services to the U.S. Funds.

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

     IVY INTERNATIONAL FUND

     During the first quarter of fiscal year 2001, the Company internalized the portfolio management of its largest fund, Ivy International Fund, which has approximately $976 million in net assets at December 31, 2000. Previously, Ivy International Fund had been sub-advised by an unrelated third party under a sub-advisory agreement, which was terminated as of May 27, 2000. The sub-advisory agreement provided for payment of sub-advisory fees at the rate of 0.60% of average daily net assets. The Company reopened Ivy International Fund, which had been closed to new investors, on June 1, 2000.

     FUND INTRODUCTIONS

     On December 29, 2000, the Company launched Ivy International Growth Fund. On April 18, 2000, the Company launched Ivy Cundill Value Fund, which is sub-advised by Peter Cundill & Associates.

     FUND MERGERS

     On November 22, 2000, the assets of Ivy Asia Pacific Fund were merged into the assets of Ivy Pacific Opportunities Fund (formerly Ivy China Region
     Fund). On July 21, 2000, the assets of Ivy South America Fund were merged into the assets of Ivy Developing Markets Fund. On June 27, 2000, the assets of Ivy Pan-Europe Fund were merged into the assets of Ivy European Opportunities Fund and the assets of Ivy Growth with Income Fund were merged into the assets of Ivy US Blue Chip Fund. The respective portfolios in each merger had similar investment objectives and policies.

     Management believes that the above mergers will achieve enhanced investment performance and distribution capabilities, as well as achieve certain economies of scale and cost savings.

     FUND DISSOLUTIONS

     Effective December 8, 2000, the Board of Trustees of Ivy Fund approved the termination and dissolution of Ivy International Strategic Bond Fund ("IISBF"). At management's discretion, all shareholders were reimbursed for their original investment and any up-front fees paid. The IISBF was liquidated December 15, 2000.

     Effective April 26, 2000, the Board of Trustees of Mackenzie Solutions approved the termination and dissolution of Mackenzie Solutions Trust and its five separate portfolios.

     Management believes that the above dissolutions will not have a material effect on the Company's operations.

     EXPANSION OF INVESTMENT ADVISORY AND SUB-ADVISORY SERVICES

     On October 26, 2000, the Company amended its sub-advisory agreement with MFC, which now includes twenty-two mutual funds managed and distributed by MFC. Fees earned on these additional funds are consistent with the previous sub-advisory arrangements.

     On June 1, 2000, the Company entered into a sub-advisory agreement with Premier Asset Management PLC ("Premier"). Under the terms of the agreement, the Company provides Premier with investment advisory services for fees consistent with existing sub-advisory arrangements. As of December 31, 2000, five Premier Funds are being sub-advised by the Company.

     FUND MANAGEMENT

     On November 22, 2000, the shareholders of Ivy International Small Companies Fund ("IISCF") approved an amendment to the sub-advisory agreement between IMI and Henderson Investment Management Limited ("Henderson") whereby the percentage of assets of IISCF managed by Henderson was increased from 50% to 100%.

     RESULTS OF OPERATIONS

     NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1999

     Average net assets under management, exclusive of net assets of the Canadian Funds and Premier Funds, decreased 17% to $2,766 million for the nine-month period ended December 31, 2000 from $3,352 million for the nine-month period ended December 31, 1999.

     Net assets under management, exclusive of net assets of the Canadian Funds and Premier Funds, decreased 44% to $2,039 million at December 31, 2000 from $3,630 million at December 31, 1999. Net assets of the Canadian Funds at December 31, 2000 were approximately $2,619 million as compared to $2,727 million at December 31, 1999, representing a 4% decrease. Net assets of the Premier Funds, introduced and sub-advised starting in June 2000, were $32 million at December 31, 2000.

     Sales of the U.S. Funds for the nine-month period ended December 31, 2000 increased by $202 million compared to the nine-month period ended December 31, 1999, while redemptions increased by $640 million for the nine-month period ended December 31, 2000 compared to the nine-month period ended December 31, 1999. Ivy International Fund, which had been closed to new investors from April 1997 through June 2000, accounted for 32% and 70% of the sales and redemptions, respectively, for the nine-month period ended December 31, 2000 and 57% and 69% of the sales and redemptions, respectively, for the nine-month period ended December 31, 1999. Excluding Ivy International Fund sales and redemptions, the Company had net redemptions of $17 million for the nine-month period ended December 31, 2000 as compared to net redemptions of $66 million for the nine-month period ended December 31, 1999.

     REVENUES

     Total revenues decreased by 8% for the nine-month period ended December 31, 2000 as compared to the nine-month period ended December 31, 1999 due principally to the decrease in the net assets of the U.S. Funds.

     Management fees, transfer agent fees, administrative services fees and fund accounting fees decreased 16% for the nine-month period ended December 31, 2000 as compared to the nine-month period ended December 31, 1999 primarily as a result of the decrease in the U.S. Funds' net assets under management.

     12b-1 Service and Distribution fees increased 27% for the nine-month period ended December 31, 2000 as compared to the nine-month period ended December 31, 1999 due to an increase in the asset base on which the Company collects 12b-1 Distribution fees. For the nine-month period ended December 31, 2000, underwriting fees have increased by approximately $76,000, or 51% and redemption fees have increased $466,000, or 212% as compared to the nine-month period ended December 31, 1999 due to increases in Class A share sales and redemptions of Class B and C shares.

     Sub-advisory fees from the Canadian Funds increased 27% for the nine-month period ended December 31, 2000 as compared to the nine-month period ended December 31, 1999. This increase is attributable to a 68% increase in the Canadian Funds' average net assets to $3,198 million for the nine-month period ended December 31, 2000 from $1,905 million for the nine-month period ended December 31, 1999. The increase in the Canadian Funds' average net assets is attributable to the growth of existing products, as well as the addition of eleven new funds.

     Interest, dividends and other revenues decreased 29% for the nine-month period ended December 31, 2000 compared to the nine-month period ended December 31, 1999. Other revenues, for the nine-month period ended December 31, 1999, included $912,000 in unrealized appreciation on marketable securities. Unrealized appreciation/depreciation on marketable securities has been included as a component of stockholders' equity for the nine-month period ended December 31, 2000.

     EXPENSES

     Total operating expenses for the nine-month period ended December 31, 2000 decreased 11% compared to the nine-month period ended December 31, 1999. The decrease in expenses is related to the internalization of the portfolio management of Ivy International Fund and reduced 12b-1 Service fees due to the decrease in U.S. Funds' net assets under management.

     12b-1 Service fees paid to broker/dealers decreased 21% for the nine-month period ended December 31, 2000 compared to the nine-month period ended December 31, 1999 due to the decrease in net assets under management.

     Employee compensation and benefits increased 26% for the nine-month period ended December 31, 2000 compared to the nine-month period ended December 31, 1999. This increase is due to cost of living increases and an increase in staffing levels at December 31, 2000 as compared to December 31, 1999. The increased staffing levels generally relate to the internalization of the portfolio management of Ivy International Fund and the hiring of experienced marketing personnel.

     Sub-advisory fees decreased 79% for the nine-month period ended December 31, 2000 compared to the nine-month period ended December 31, 1999 due to the internalization of the portfolio management of Ivy International Fund.

     Amortization of deferred selling commissions increased 189% for the nine-month period ended December 31, 2000 compared to the nine-month period ended December 31, 1999 due to a higher Class B share asset base and stronger Class B share sales.

     General and administrative expenses increased 13% for the nine-month period ended December 31, 2000 compared to the nine-month period ended December 31, 1999 as a result of expenses related to fund mergers and fund dissolutions. For the nine-month period ended December 31, 2000, expenses related to fund mergers and dissolutions incurred by the Company are approximately $878,000.

     Occupancy and equipment rental expense increased 43% for the nine-month period ended December 31, 2000 compared to the nine-month period ended December 31, 1999 as a result of: (1) expanding the Company's leased office space to meet the needs of increased staffing levels and (2) additional lease expense in connection with an early termination of the present office lease. The Company has entered into a lease agreement effective March 1, 2001 for approximately 40,000 square feet of office space. The Company intends to move its corporate, research and administrative offices on or about June 1, 2001.

     THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

     Average net assets under management, exclusive of net assets of the Canadian Funds and Premier Funds, decreased 34% to $2,240 million for the three-month period ended December 31, 2000 from $3,379 million for the three-month period ended December 31, 1999.

     Sales of the U.S. Funds for the three-month period ended December 31, 2000 increased by $20 million compared to the three-month period ended December 31, 1999, while redemptions increased by $205 million for the three-month period ended December 31, 2000 compared to the three-month period ended December 31, 1999. Ivy International Fund accounted for 40% and 67% of the sales and redemptions, respectively, for the three-month period ended December 31, 2000 and 46% and 68% of the sales and redemptions, respectively, for the three-month period ended December 31, 1999. Excluding Ivy International Fund sales and redemptions, the Company had net redemptions of $43 million for the three-month period ended December 31, 2000 as compared to net sales of $5 million for the three-month period ended December 31, 1999.

     REVENUES

     Total revenues decreased by 25% for the three-month period ended December 31, 2000 as compared to the three-month period ended December 31, 1999 primarily due to the decrease in the U.S. Funds' net assets under management.

     Management fees, transfer agent fees, administrative services fees and fund accounting fees decreased 31% for the three-month period ended December 31, 2000 as compared to the three-month period ended December 31, 1999 primarily as a result of the decrease in the U.S. Funds' net assets under management.

     12b-1 Service and Distribution fees decreased 19% for the three-month period ended December 31, 2000 as compared to the three-month period ended December 31, 1999 due to the decrease in the U.S. Funds' net assets under management. For the three-month period ended December 31, 2000, underwriting fees have decreased by approximately $48,000, or 58% and redemption fees have increased $267,000, or 264% as compared to the three-month period ended December 31, 1999 due to a decrease in Class A share sales and an increase in redemptions of Class B and C shares.

     Interest, dividends and other revenues decreased 46% for the three-month period ended December 31, 2000 compared to the three-month period ended December 31, 1999 due to a decrease in other revenues. Other revenues, for the three-month period ended December 31, 1999, included $769,000 in unrealized appreciation on marketable securities. Unrealized appreciation/depreciation on marketable securities has been included as a component of stockholders' equity for the three-month period ended December 31, 2000.

     EXPENSES

     Total operating expenses for the three-month period ended December 31, 2000 decreased 20% compared to the three-month period ended December 31, 1999. The decrease in expenses is primarily related to the internalization of the portfolio management of Ivy International Fund.

     12b-1 Service fees paid to broker/dealers decreased 38% for the three-month period ended December 31, 2000 compared to the three-month period ended December 31, 1999 due to the decrease in U.S. Funds' net assets under management.

     Employee compensation and benefits increased 30% for the three-month period ended December 31, 2000 compared to the three-month period ended December 31, 1999. This increase is due to cost of living increases and an increase in staffing levels at December 31, 2000 as compared to December 31, 1999. The increased staffing levels generally relate to the internalization of the portfolio management of Ivy International Fund and the hiring of experienced marketing personnel.

     Sub-advisory fees decreased 96% for the three-month period ended December 31, 2000 compared to the three-month period ended December 31, 1999 due to the internalization of the portfolio management of Ivy International Fund.

     Amortization of deferred selling commissions increased 169% for the three-month period ended December 31, 2000 compared to the three-month period ended December 31, 1999 due to a higher Class B share asset base.

     Occupancy and equipment rental expense increased 52% for the three-month period ended December 31, 2000 compared to the three-month period ended December 31, 1999 as a result of: (1) expanding the Company's leased office space to meet the needs of increased staffing levels and (2) additional lease expense in connection with an early termination of the present office lease.

     IMI voluntarily limits total fund expenses for certain U.S. Funds and bears expenses in excess of such limits. The decrease of 27% for the three-month period ended December 31, 2000 compared to the three-month period ended December 31, 1999 is due to a decrease in the number of funds for which IMI voluntarily limits expenses as a result of fund mergers and dissolutions since December 31, 1999.

     LIQUIDITY AND CAPITAL RESOURCES

     Liquidity and capital resources are primarily derived from the operating cash flows received by the Company from managing and providing investment advisory services to the Ivy Funds and from providing sub-advisory services to the Canadian Funds and Premier Funds. The Company manages its resources to ensure the availability of sufficient cash flows to meet all of its financial commitments.

     The Company's cash and cash equivalents increased by $6.6 million for the period from March 31, 2000 to December 31, 2000. The increase resulted from
     (i) cash provided by operating activities of $7.0 million, primarily related to an increase in net income, a decrease in receivables, an increase in accounts payable and accrued expenses and offset by a decrease in sub-advisory fees payable and the payment of deferred selling commissions; (ii) cash used in investing activities of $0.3 million, primarily related to purchases and sales of marketable securities combined with purchases of property and equipment; and (iii) cash used in financing activities of $0.1 million, primarily related to the payment of dividends.

     The payment of deferred selling commissions to broker/dealers increased to $3.3 million for the nine-month period ended December 31, 2000 as compared to $2.2 million for the nine-month period ended December 31, 1999. The increase can be attributed to the increased interest in international investing during the nine-month period ended December 31, 2000. Commission payments made during the nine-month periods ended December 31, 2000 and 1999 were funded internally from operations.

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

     The Company competes with the financial services and other investment alternatives offered by stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. Many of the Company's competitors have substantially greater resources than the Company. In addition, there has been a trend of consolidation in the mutual fund industry, which has resulted in stronger competitors. Such competition could negatively impact the Company's market share, revenues and net income.

     ASSET MIX

     The Company's revenues are derived primarily from investment management activities. Broadly speaking, the direction and amount of change in the net assets of the U.S. Funds, the Canadian Funds and the Premier Funds (collectively, the "Funds") depend upon two factors: (1) the level of sales of shares of the Funds as compared to redemptions of the shares of the Funds; and (2) the increase or decrease in the market value of the securities owned by the Funds. The Company is subject to increased risk of volatility from changes in the global equity markets. Despite this volatility, management believes that in the long run the Company is more competitive as a result of greater diversity of global investments available to its customers.

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

     ABSENCE OF PUBLIC TRADING MARKET

     MFC owns 85.3% of the issued and outstanding common shares of MIMI as of December 31, 2000. The common shares have been thinly traded. Further, the number of common shares of MIMI held by persons other than MFC are very small by market standards and this may have an adverse impact on liquidity and trading of the common shares.

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

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) Changes in Securities

     Effective May 1, 2000, the Company granted 115,000 shares of its common stock, par value $.01 per share (the "Common Stock"), to a key salaried employee of the Company which shares shall vest as follows: 25% of the shares shall become vested upon the first anniversary of the date of the grant which is May 1, 2000 (the "Grant Date"), 25% of the shares shall become vested upon the second anniversary of the Grant Date, and 50% of the shares shall become vested upon the third anniversary of the Grant Date, provided that the employee continues to be employed by the Company on each of said dates. In the event of a change in control all shares under the grant are immediately vested. In the event that the employee's employment with the Company terminates for any reason, all shares which on the date of such termination that are not vested in accordance with the terms of the stock grant agreement shall be forfeited, the certificate(s) representing the shares shall be cancelled, and the employee shall have no right to or interest in the forfeited shares. No underwriters were involved in the foregoing sale which was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Section 4(2) thereof, or the rules and regulations thereunder, relative to sales by an issuer not involving any public offering.

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

     ITEM 5. OTHER INFORMATION

         None

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS:

         The following exhibits are filed herewith or incorporated by reference as indicated below.

     Exhibit #             Description
     ---------             -----------

     10.29                 Change in Control Agreement - Paul Baran
     10.30                 Change in Control Agreement - Thomas Bivin
     10.31                 Change in Control Agreement - Tom Bracco
     10.32                 Change in Control Agreement - James Broadfoot
     10.33                 Change in Control Agreement - Keith J. Carlson
     10.34                 Change in Control Agreement - William Ferris
     10.35                 Change in Control Agreement - Robert Perry
     10.36                 Change in Control Agreement - Sheridan Reilly
     10.37                 Change in Control Agreement - Beverly Yanowitch
     10.38                 Employee Retention Plan
     27.1                  Financial Data Schedule


     (b) REPORTS ON FORM 8-K:

         The following Current Reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000:

     1. On December 15, 2000, the Company filed a Form 8-K under Item 5 announcing the declaration of a dividend of U.S. $0.01 per share to shareholders of record on December 28, 2000, with a payable date of January 5, 2001.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.




     Name                               Capacity                     Date
     ----                               --------                     ----

/s/ KEITH J. CARLSON
--------------------------
Keith J. Carlson                   President and Chief         January 26, 2001
                                   Executive Officer



/s/ BEVERLY YANOWITCH
--------------------------
Beverly Yanowitch                  Vice President and Chief    January 26, 2001
                                   Financial Officer