Form 10-K
period 2001-03-31
MACKENZIE INVESTMENT MANAGEMENT INC
filed 2001-06-29
CIK 855711

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                            COMMISSION FILE NUMBER
MARCH 31, 2001                                       000-17994

                      MACKENZIE INVESTMENT MANAGEMENT INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      DELAWARE                              59-2522153
  (STATE OR OTHER JURISDICTION OF INCORPORATION OR       (I.R.S. EMPLOYER
                    ORGANIZATION)                        IDENTIFICATION NO.)

        700 SOUTH FEDERAL HIGHWAY, SUITE 300
                   BOCA RATON, FL                              33432
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

YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

There were 18,741,800 shares of the Company's Common Stock outstanding as of June 22, 2001. Based on the last sale price of the Registrant's Common Stock on the Toronto Stock Exchange on June 22, 2001, the aggregate market value of the shares of such Common Stock held by non-affiliates of the registrant was approximately $12,460,058.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the "Proxy Statement"), to be filed with the Securities and Exchange Commission relating to the Company's Annual Meeting of Stockholders to be held on September 13, 2001 (the "Annual Meeting"), are incorporated by reference in Part III hereof (as indicated therein).

                       INDEX TO ANNUAL REPORT ON FORM 10-K

FORM 10-K REQUIRED INFORMATION                                                                    PAGE
------------------------------                                                                    ----
PART I

     ITEM 1.    BUSINESS                                                                            4

                General Developments of Business                                                    4
                Financial Information about industry Segments                                       7
                Narrative Description of Business                                                   8
                    Investment Management and Advisory Services                                     8
                    The Products                                                                    9
                    Administrative, Transfer Agent and Fund Accounting Services                    16
                    Distribution Services                                                          16
                    Custody and Brokerage                                                          18
                    Restructuring                                                                  18
                    Take-over of MFC                                                               18
                Risk Factors and Cautionary Statements                                             18
                Regulatory Environment                                                             20

     ITEM 2.    PROPERTIES                                                                         21

     ITEM 3.    LEGAL PROCEEDINGS                                                                  22

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                SHAREHOLDERS                                                                       22

     ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT                                               22

PART II.

     ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS                                                                23

     ITEM 6.    SELECTED FINANCIAL DATA                                                            24

     ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                                                25

     ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK                                                                        29

     ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND
                SUPPLEMENTARY DATA                                                                 29

     ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE                                             30

PART III.

     ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*                                30

     ITEM 11.   EXECUTIVE COMPENSATION*                                                            31

     ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT*                                                                    31

     ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                     31

PART IV

     ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K                                                                31

     Signatures                                                                                    36

     Table of Contents for Consolidated Financial Statements                                      F-1

     Management's Report to the Shareholders                                                      F-2

     Report of Independent Certified Public Accountants                                           F-3

     Consolidated Financial Statements                                                            F-4

     Notes to Consolidated Financial Statements                                                   F-8

------------

* The information called for by Items 10, 11 and 12, to the extent not included in this document, is incorporated herein by reference to the information to be included under the captions "Election of Directors," "Securities Ownership of Certain Beneficial Owners and Management," "Section 16(a) Beneficial Ownership Compliance," "Named Executive Officer Compensation," and "Voting Shares and Principal Ownership" in the Company's definitive proxy statement, which will be filed by June 29, 2001.

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

ITEM 1.  BUSINESS.

General Development of Business

         Mackenzie Investment Management Inc. ("MIMI") was incorporated under the laws of the State of Delaware by Certificate of Incorporation dated April 18, 1985. MIMI is a majority owned subsidiary of Mackenzie Financial Corporation ("MFC"), a Toronto-based investment counsel and mutual fund management company. See "Take-over of MFC" under "Narrative Description of Business."

         MIMI provides, through various subsidiaries, investment management, marketing, distribution, transfer agency and other administrative services to Ivy Fund which is a Massachusetts business trust registered under the Investment Company Act of 1940, as amended (the "40 Act"), as a U.S. open-end investment company, consisting of sixteen separate portfolios as of March 31, 2001.

         Ivy Management, Inc. ("IMI"), a Securities and Exchange Commission ("SEC") registered investment advisor and a wholly owned subsidiary of MIMI, provides investment advisory services to Ivy Fund and provides sub-advisory services to twenty-two Universal mutual funds sold only in Canada and managed by MFC (the "Canadian Funds") as of March 31, 2001. In addition, IMI separately manages an international equity account for an investment partnership ("Separate Account").

         The following table provides a summary of net assets under management and associated revenues. The U.S. mutual funds consist of international equity funds, domestic equity funds, taxable fixed income funds and a money market fund. The Canadian Funds consist of the Universal mutual funds. As of March 31, 2001, net assets under management for the U.S. mutual funds and Canadian funds totaled $3.67 billion.

                                                                             As of March 31,

Net assets under management

                                               2001              2000              1999              1998              1997
                                            ----------        ----------        ----------        ----------        ----------

                                                                              (in thousands)

U.S. mutual funds(1)                        $1,615,480        $3,512,187        $3,330,892        $3,917,952        $2,844,544
Canadian Funds                               2,051,468         3,515,816         1,437,379         1,328,136           962,269
                                            ----------        ----------        ----------        ----------        ----------

   Total net assets under management        $3,666,948        $7,028,003        $4,768,271        $5,246,088        $3,806,813
                                            ----------        ----------        ----------        ----------        ----------

                                                                For the years ended March 31,

                                               2001           2000           1999           1998           1997
                                             --------       --------       --------       --------       --------

Revenues                                                    (in thousands, except per share amounts)

Management fees                              $ 24,022       $ 32,546       $ 33,813       $ 33,223       $ 18,326
Sub-advisory fees from Canadian Funds          10,012          9,468          5,994          5,556          3,954
12b-1 Service and Distribution fees             7,632          8,924         14,676         14,650          7,096
Transfer Agent fees                             3,007          2,994          3,019          3,013          3,021
Administrative and Other Fee Income             4,594          4,853          7,319          6,583          4,000
Other income                                    2,880          4,721          1,435          2,071            746
                                             --------       --------       --------       --------       --------

   Total revenues                            $ 52,147       $ 63,506       $ 66,256       $ 65,096       $ 37,143
                                             --------       --------       --------       --------       --------

   Net income                                $  2,643       $  6,448       $  8,549       $  9,526       $  7,291

   Earnings per share - basic                $   0.14       $   0.34       $   0.45       $   0.51       $   0.44
   Earnings per share - diluted              $   0.14       $   0.34       $   0.44       $   0.49       $   0.43

(1) Includes non-Canadian sub-advised funds and a separately managed account, which represented less than 1% of net assets under management.

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

         In June 1998, MIMI entered into a normal course issuer bid, which was approved by the Toronto Stock Exchange ("TSE"), to purchase up to 945,000 shares of its common stock. The bid commenced on June 10, 1998 and terminated on June 9, 1999. During this period, MIMI purchased 400,800 shares of its common stock at the then market price at the time of acquisition for a total cost of $1,701,923. In July 1999, MIMI entered into another normal course issuer bid, which was approved by the TSE, to purchase up to 941,610 shares of its common stock representing 5% of the issued and outstanding common shares at the date of the notice. The bid terminated in July 2000, by which time MIMI purchased an additional 243,400 of its common shares at a total cost of $867,504. All shares were acquired at market price at the time of acquisition. MIMI believes that, at the dates of repurchases, its common stock was undervalued at the then market prices based on its earnings and that the repurchase of the common stock was an appropriate use of corporate funds that should benefit shareholders.

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

         In July 2000, the Company entered into a normal course issuer bid, which was approved by the TSE, to repurchase up to 500,000 of the outstanding shares of the Company's common stock, representing 2.7% of the issued and outstanding common shares at the date of the notice. The bid will terminate on the earlier of the date on which the maximum number of common shares have been purchased, the date the Company provides notice of termination, or July 23, 2001. The Company has purchased no shares since the bid period commenced.

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

When used in this document, the following terms generally apply unless otherwise noted:

         the "Company"                      MIMI and its consolidated subsidiaries

         the "Funds"                        the separate portfolios of Ivy Fund

         the "Ivy Funds"                    the separate portfolios of Ivy Fund, collectively

         MIMI is an SEC-registered investment advisor and conducts business through three Boca Raton, Florida based, wholly-owned subsidiaries as follows:

                  Ivy Management, Inc. ("IMI") is incorporated under the laws of the Commonwealth of Massachusetts and is registered with the SEC under the Investment Advisers Act of 1940. IMI has exclusive management agreements pursuant to which it manages the Ivy Funds and provides sub-advisory services to the Canadian Funds.

                  Ivy Mackenzie Distributors, Inc. ("IMDI") is incorporated under the laws of the State of Florida and is registered as a broker-dealer under the Securities Exchange Act of 1934, as amended, (the "34 Act"). IMDI is a member of the National Association of Securities Dealers, Inc. ("NASD"). Under the terms of exclusive underwriting agreements with Ivy Fund IMDI is entitled to sell the shares of the Funds. In this capacity, IMDI distributes shares of the Funds through broker-dealers, financial planners and registered investment advisers, and to institutional investors such as retirement plans.

                  Ivy Mackenzie Services Corp. ("IMSC") is incorporated under the laws of the State of Florida and is registered as a transfer agent with the SEC under the 34 Act. IMSC, under transfer agency and shareholder services agreements with Ivy Fund serves as transfer agent and dividend paying agent for the Funds and provides certain shareholder and shareholder-related services as requested by the Funds. See "Restructuring" under "Narrative Description of Business."

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

                                                                 As of March 31,
Net assets under management
(in thousands)                     2001              2000              1999              1998              1997
                                ----------        ----------        ----------        ----------        ----------
Fixed Income                    $  418,092        $  457,982        $  612,655        $  528,710        $  385,545
International Equity             1,487,454         5,452,002         3,416,113         3,863,332         2,592,820
Money Market                        25,939            22,117            28,435            23,529            22,345
Tax Exempt Municipal                     0                 0                 0                 0           144,860
U.S. Equity                      1,735,463         1,095,902           711,068           830,517           661,243
                                ----------        ----------        ----------        ----------        ----------
  Total net assets under
     management                 $3,666,948        $7,028,003        $4,768,271        $5,246,088        $3,806,813
                                ----------        ----------        ----------        ----------        ----------

                                                           For the years ended March 31,

Revenues (in thousands)            2001              2000              1999              1998              1997
                                ----------        ----------        ----------        ----------        ----------
Fixed Income                    $    2,256        $    3,424        $    4,377        $    3,332        $    2,556
International Equity                30,680            46,223            51,444            49,816            23,775
Money Market                           243               240               243               197               201
Tax Exempt Municipal                     0                 0                 0               600             1,774
U.S. Equity                         16,089             8,898             8,757             9,080             8,091
Other                                2,879             4,721             1,435             2,071               746
                                ----------        ----------        ----------        ----------        ----------

  Total revenues                $   52,147        $   63,506        $   66,256        $   65,096        $   37,143
                                ----------        ----------        ----------        ----------        ----------

         Shares of the Funds are generally sold at their respective net asset value per share plus a sales charge, which varies depending on the type of Fund and the amount purchased. Purchases of Ivy Money Market Fund are not subject to a sales charge. The Company has implemented a multi-class structure in response to increasing competition from mutual fund managers offering funds without a front-end sales charge. All Funds offer Class A, Class B and Class C shares and all Funds other than Ivy Money Market Fund offer Advisor Class shares. Nine of the sixteen Ivy Funds also offer Class I shares. Some classes are specifically designed for institutional investors. See "Multi-Class Share Structure" under "Narrative Description of Business." In accordance with certain terms and conditions described in the Prospectuses for such Funds, certain investors are allowed to purchase shares at net asset value or at a reduced sales charge. Investors may generally exchange their shares of a Fund at net asset value for shares within the same class of another Fund within the same trust without the payment of additional sales charges.

Financial Information about Industry Segments

         All of the operations of the Company are carried on within a single operating segment.

Narrative Description of Business

Investment Management and Advisory Services

         The Company, through its various subsidiaries described above, provides investment management, marketing, distribution, transfer agency, accounting and other administrative services to Ivy Fund as well as sub-advisory services to the Canadian Funds. Such services are provided pursuant to various written agreements.

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

         As of April 20, 2001, Investors Group Inc., ("Investors Group") a leading Canadian financial services organization acquired through a takeover bid, 98.2% of the outstanding shares of MFC. See "Take-over of MFC" under "Narrative Description of Business." Under the Investment Company Act of 1940, the transaction resulted in a change in control of MFC and IMI and, therefore, constituted an assignment of the Funds' business management and investment advisory agreements, resulting in a termination of the agreements. Consequently, Ivy Fund sought approval of new agreements from the shareholders of each Fund at a special meeting of the shareholders on May 29, 2001. The new agreements will remain in effect through September 30, 2001, and unless earlier terminated, will continue from year to year thereafter if approved by the Board of Trustees. Until the shareholder meeting, the Funds were operating under interim agreements which provided that any management and advisory fees earned be held in escrow and paid upon shareholder approval of the new agreements. The shareholders approved the new agreements at the May 29, 2001 meeting.

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

         IMI acts as advisor to all Funds other than Ivy Global Natural Resources Fund and also acts as sub-advisor to the twenty-two Canadian Funds. IMI has retained Henderson Investment Management Limited ("Henderson") to act as sub-advisor to the portfolio of Ivy International Small Companies Fund and Ivy European Opportunities Fund and Peter Cundill & Associates ("Cundill") to act as sub-adviser to the portfolio of Ivy Cundill Value Fund (name changed to Ivy Cundill Global Value Fund as of April 30, 2001). MFC acts as advisor to Ivy Global Natural Resources Fund. Effective May 27, 2000, IMI terminated its sub-advisory agreement with Northern Cross Investments Limited ("Northern Cross"), which previously acted as sub-advisor to Ivy International Fund ("IIF"). IMI's investment management personnel are managing IIF.

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

         The Funds pay management fees to IMI ranging from 0.40% to 1.00% per annum of a Fund's average daily net assets. IMI receives a sub-advisory fee from MFC equal to 0.50% per annum of the first Cdn.$50 million of the average daily net assets of each of the Canadian Funds, calculated daily on each day the TSE is open for trading, except for those funds that are managed by multiple portfolio managers, with respect to which IMI receives a sub-advisory fee of 0.50% per annum of the applicable percentage of each respective fund's average daily net assets. In addition, IMI receives sub-advisory fees on a pool of funds representing the consolidated net assets of the Canadian Funds in excess of Cdn. $50 million. As of July 1, 2000, the sub-advisory fees on consolidated net assets were revised. Further, as of July 1, 2000, IMI began sub-advising additional funds under a new fee structure. The following table reflects the fee structures for both existing and new funds at the respective rates and time periods.

                                                                 EXISTING FUNDS(1)           NEW FUNDS(2)
                                                           ------------------------------    ------------
                                                                            RATE PRIOR TO
                       ASSET BASE                          CURRENT RATE     JULY 1, 2000     CURRENT RATE
                       ----------                          ------------     -------------    ------------
First Cdn. $50 million of average net assets per fund          0.50%            0.50%            0.40%
Consolidated asset pool:
                                 first Cdn. $1.3 billion       0.50%            0.50%            0.20%
               Cdn. $1.3 billion up to Cdn. $3.0 billion       0.20%            0.35%            0.20%
               Cdn. $3.1 billion up to Cdn. $5.0 billion       0.20%            0.25%            0.20%
              Cdn. $5.1 billion up to Cdn. $10.0 billion       0.20%            0.20%            0.20%
                         in excess of Cdn. $10.0 billion       0.20%            0.15%            0.20%

(1)  Funds sub-advised as of June 30, 2000.

(2)  Funds sub-advised commencing after June 30, 2000.

         Under the Funds' management agreements, IMI pays all expenses incurred by it in rendering management and advisory services to the Funds. See the table of funds and investment objectives, which contains information on management and sub-advisory fees paid to IMI in "The Products."

         The Funds bear their own operating expenses. However, IMI limits certain Ivy Funds' total operating expenses (excluding 12b-1 Service and Distribution Fees and taxes) to annual rates ranging from 0.85% to 1.95% of each such Ivy Fund's average daily net assets, depending upon the size of the Funds. These contractual expense limitations are determined annually and are disclosed in the affected Funds' Prospectuses.

The Products

         As of March 31, 2001, the Company's groups of Funds consisted of sixteen separate portfolios of Ivy Fund. The business affairs of Ivy Fund are managed by a Board of Trustees, and the day to day administration of each is carried out by the Company. Management of a Fund's portfolio is the responsibility of its portfolio manager. Some Funds may be managed under a team approach. The table below outlines information related to each Fund's portfolio management, net asset value, management fees and year of introduction, as well as the same information for the sub-advised Canadian Funds.

         Name of Fund                                                   Net Assets as of     Management          Year
      (Portfolio Manager)                Investment Objective          of March 31, 2001         Fee          Introduced
                                                                        (In Millions of      (% of Fund
                                                                          Dollars)(18)      Average Daily
                                                                                             Net Assets)

                                                INTERNATIONAL EQUITY FUNDS

Ivy European Opportunities Fund   Long-term capital growth by               147.2(1)           1.00(2)           1999
(Stephen Peak, Henderson)         investing in the securities
                                  markets of Europe.

Ivy Global Fund
(co-managed by Sheridan Reilly    Long-term capital growth.                  10.3              1.00(3)           1991
and Paul P. Baran, IMI)

Ivy Global Natural
Resources Fund                    Long-term growth.                           9.0              1.00(4)           1997
(Frederick Sturm, MFC)

Ivy Global Science &
Technology Fund                   Long-term capital growth.                  38.2              1.00              1996
(James W. Broadfoot, IMI)

Ivy International Fund            Long-term capital growth.                 741.8              1.00(5)           1986
(Sheridan Reilly, IMI)

Ivy International Value Fund      Long-term capital growth.                 103.3              1.00              1997
(Sheridan Reilly, IMI)(6)

Ivy International Small
Companies Fund
(Henderson Global Investors       Long-term growth.                          20.4              1.00(7)           1997
smaller companies team)

Ivy International Growth Fund
(managed by Sheridan Reilly,      Long-term growth.                           0.4              1.00              2000
IMI)

Ivy Cundill Global Value Fund     Long-term capital growth.                   0.8              1.00(9)           2000
(Cundill)(8)

                                                     U.S. EQUITY FUNDS

Ivy Growth Fund                  Long-term growth.                          216.6              0.85(10)          1960
(Co-managed by James W.
Broadfoot and Paul P. Baran,
IMI)

Ivy US Blue Chip Fund            Long-term growth.                           65.9(11)          0.75              1998
(Paul P. Baran, IMI)

Ivy US Emerging
Growth Fund
(James W. Broadfoot, IMI)        Long-term growth.                          110.4              0.85              1993

                                                  EMERGING MARKETS FUNDS

Ivy Pacific Opportunities Fund   Long-term capital growth.                   13.9(13)          1.00              1993
(IMI's International Equity
Team)(12)

Ivy Developing
Markets Fund(14)                 Long-term growth.                            7.3(15)          1.00              1994
(Moira A. McLachlan, IMI)

         Name of Fund                                                   Net Assets as of     Management          Year
      (Portfolio Manager)                Investment Objective          of March 31, 2001         Fee          Introduced
                                                                        (In Millions of      (% of Fund
                                                                          Dollars)(18)      Average Daily
                                                                                             Net Assets)

                                                    FIXED INCOME FUNDS

Ivy Bond Fund                    High level of current income.               73.9              0.50(16)          1985
(Richard A. Gluck, IMI)

Ivy Money Market Fund            To obtain as high a level of                25.9              0.40              1987
(Richard A. Gluck, IMI)          current income as is consistent
                                 with the preservation of capital
                                 and liquidity.

                                                      CANADIAN FUNDS

            IMI acts as sub-adviser to the following Canadian Funds which are offered for sale only in Canada.

Universal World Balanced RRSP    Long-term capital growth by                209.8              0.50(17)          1994
Fund                             pursuing both current income and
(Co-managed by Richard A.        capital gains, generally through
Gluck and Sheridan Reilly, IMI)  international fixed income and equity derivative securities.

Universal World Income RRSP      Long-term capital growth.                  313.6              0.5(017)          1975
Fund
(Richard A. Gluck, IMI)

Universal World Growth RRSP
Fund                             Long-term capital growth.                  179.0              0.50(17)          1994
(Sheridan Reilly, IMI)

Universal Americas Fund
(Co-managed by Paul P. Baran     Long-term capital growth.                   16.8              0.50(17)          1978
and Sheridan Reilly, IMI)

Universal U.S. Emerging Growth
Fund                             Long-term capital growth.                  151.1              0.50(17)          1991
(James W. Broadfoot, IMI)

Universal World Science and      Long-term capital growth.                  125.2              0.50(17)          1996
Technology Fund
(Co-managed by three portfolio
managers from MFC, IMI and
Henderson)

Universal World High Yield
Fund                             Above-average income with the                1.9              0.50(17)          1997
(Richard Gluck, IMI)             potential for capital growth.

Universal Select Managers        Long-term capital growth.                  777.4              0.50(17)          1998
Fund (Co-managed by five
portfolio managers from MIMI,
Henderson and Cundill(19))

Universal World Value Fund
(Co-managed by Paul P. Baran
and Sheridan Reilly, IMI)        Long-term capital appreciation.              7.2              0.50(17)          1997

         Name of Fund                                                   Net Assets as of     Management          Year
      (Portfolio Manager)                Investment Objective          of March 31, 2001         Fee          Introduced
                                                                        (In Millions of      (% of Fund
                                                                          Dollars)(18)      Average Daily
                                                                                             Net Assets)

Mackenzie Yield Advantage        Above-average income with the                8.1              0.50(17)          1999
Fund(20)                         potential for capital growth.
(Richard Gluck, IMI)

Universal U.S. Blue Chip         Long-term capital growth.                  226.2              0.50(17)          1999
Fund
(Paul P. Baran, IMI)

Universal Internet
Technologies Fund (Keith         Long-term capital growth.                   12.0              0.40(17)          2000
Maher, IMI)

Universal Communications Fund
(co-managed by three portfolio
managers from IMI, MFC and       Long-term capital growth.                    2.8              0.40(17)          2000
Henderson)

Mackenzie Universal Select
Managers USA Capital Class
(co-managed by five portfolio    Long-term capital growth.                    2.6              0.40(17)          2000
managers from IMI, Alliance,
Salomon and Credit Suisse)(21)

Mackenzie Universal US Blue
Chip Capital Class (Paul P.      Long-term capital growth.                    1.9              0.40(17)          2000
Baran, IMI)

Mackenzie Universal US
Emerging Growth Capital Class    Long-term capital growth.                    0.9              0.40(17)          2000
(James W. Broadfoot, IMI)

Mackenzie Universal Select
Managers Capital Class
(co-managed by five portfolio    Long-term capital growth.                   11.2              0.40(17)          2000
managers from IMI, Henderson
and Cundill)

Mackenzie Universal Select
Managers International Capital
Class (co-managed by five
portfolio managers from IMI,     Long-term capital growth.                    0.8              0.40(17)          2000
MFC, Henderson and Robert
Fleming)

Mackenzie Universal
Communications Capital Class
(co-managed by three portfolio   Long-term capital growth.                    0.3              0.40(17)          2000
managers from IMI, MFC and
Henderson)

Mackenzie Universal World
Value Capital Class
(co-managed by Paul P. Baran     Long-term capital appreciation.              0.3              0.40(17)          2000
and Sheridan Reilly, IMI)

Mackenzie Universal Internet
Technologies Capital Class       Long-term capital growth.                    1.2              0.40(17)          2000
(Keith Maher, IMI)

         Name of Fund                                                   Net Assets as of     Management          Year
      (Portfolio Manager)                Investment Objective          of March 31, 2001         Fee          Introduced
                                                                        (In Millions of      (% of Fund
                                                                          Dollars)(18)      Average Daily
                                                                                             Net Assets)
Mackenzie Universal World        Long-term capital growth.                    1.4              0.40(17)          2000
Science and Technology Capital
Class (co-managed by three
portfolio managers form IMI,
MFC and Henderson)

(1) The net assets of Ivy Pan-Europe Fund were acquired by the Fund on June 27, 2000.

(2) Reduced to 0.85% for net assets over $250 million but less than $500 million and further reduced to 0.75% for net assets over $500 million. IMI retains 0.78%; Henderson, as sub-adviser, is paid 0.22%.

(3)      Reduced to 0.75% for average daily net assets over $500 million.

(4)      IMI is paid 0.50%; MFC is paid 0.50%.

(5) Reduced to 0.90% for net assets over $2.0 billion, further reduced to 0.80% for net assets over $2.5 billion and further reduced to 0.70% for net assets over $3.0 billion. Prior to May 27, 2000, the Fund was sub-advised by Northern Cross, who was paid an amount equal to 0.60% of the Fund's average daily net assets.

(6) Effective September 29, 2000, the Fund changed its name from Ivy International Fund II.

(7)      IMI retains 0.78%; Henderson, as sub-adviser, is paid 0.22%.

(8) Effective April 30, 2001, the Fund changed its name from Ivy Cundill Value Fund.

(9)      IMI retains 0.50%; Cundill, as sub-adviser, is paid 0.50%.

(10)     Reduced to 0.75% for average daily net assets over $350 million.

(11) The net assets of Ivy Growth with Income Fund were acquired by the Fund on June 27, 2000.

(12) Effective September 13, 2000, the Fund changed its name from Ivy China Region Fund.

(13) The net assets of Ivy Asia Pacific Fund were acquired by the Fund on November 21, 2000.

(14) Effective April 14, 2000, the Fund changed its name from Ivy Developing Nations Fund.

(15) The net assets of Ivy South America Fund were acquired by the Fund on July 21, 2000.

(16) Reduced to 0.40% for average daily net assets over $500 million. Prior to September 1, 2000, the fee was 0.75% of the first $100 million, reduced to 0.50% for average daily net assets over $100 million.

(17) These fees are paid according to a graduated scale. For details see the "Investment Management and Advisory Services" section under "Narrative Description of Business."

(18) Excludes net assets of Separate Accounts and other non-Canadian Fund sub-advised assets.

(19)     Cundill Investment Research, Inc., Canada

(20) Effective December 22, 2000, the Fund changed its name from Industrial Yield Advantage Fund.

(21) Alliance Capital Management Corporation, Salomon Smith Barney and Credit Suisse Asset Management, LLC.

         Ivy International Fund

         During the first quarter of fiscal year 2001, the Company internalized the portfolio management of its largest fund, Ivy International Fund. Previously, Ivy International Fund had been sub-advised by an unrelated third party under a sub-advisory agreement, which was terminated as of May 27, 2000. The sub-advisory agreement provided for payment of sub-advisory fees at the rate of 0.60% of average daily net assets. The Company reopened Ivy International Fund, which had been closed to new investors, on June 1, 2000.

         Fund Reorganizations

         On November 21, 2000, the assets of Ivy Asia Pacific Fund were reorganized into the assets of Ivy Pacific Opportunities Fund (formerly Ivy China Region Fund). On July 21, 2000, the assets of Ivy South America Fund were reorganized into the assets of Ivy Developing Markets Fund. On June 27, 2000, the assets of Ivy Pan-Europe Fund were reorganized into the assets of Ivy European Opportunities Fund and the assets of Ivy Growth with Income Fund were reorganized into the assets of Ivy US Blue Chip Fund. The respective portfolios in each reorganization had similar investment objectives and policies.

         Management believes that the above reorganizations have the potential to achieve enhanced investment performance and distribution capabilities, as well as achieve certain economies of scale and cost savings.

         Fund Introductions

         On December 29, 2000, the Company launched Ivy International Growth Fund. On April 18, 2000, the Company launched Ivy Cundill Value Fund (name changed to Ivy Cundill Global Value Fund as of April 30, 2001), which is sub-advised by Cundill.

         Fund Dissolutions

         Effective December 8, 2000, the Board of Trustees of Ivy Fund approved the termination and dissolution of Ivy International Strategic Bond Fund ("IISBF"). Management elected to use its discretionary powers to reimburse all shareholders with their original investment and any up-front fees paid. IISBF was liquidated on December 15, 2000.

         Effective April 26, 2000, the Board of Trustees of Mackenzie Solutions approved the termination and dissolution of Mackenzie Solutions Trust and its five separate portfolios.

         Management believes that the above dissolutions will not have a material effect on the Company's operations.

         Expansion of Investment Advisory and Sub-Advisory Services

         On October 26, 2000, the Company amended its sub-advisory agreement with MFC to provide for the Company's managing an additional nine funds, bringing the total number of mutual funds managed and distributed by MFC that are sub-advised by the Company as of March 31, 2001 to twenty-two. Fees earned on these additional funds are consistent with the sub-advisory arrangements, effective as of July 1, 2000, as described previously.

         On June 1, 2000, the Company entered into a sub-advisory agreement with Premier Asset Management PLC ("Premier"). Under the terms of the agreement, the Company provides Premier with investment advisory services for fees similar to existing sub-advisory arrangements. As of March 31, 2001, five Premier Funds are being sub-advised by the Company. MFC has a less than 25% beneficial interest in Premier as of March 31, 2001.

         Fund Management

         In November 2000, the shareholders of Ivy International Small Companies Fund approved an amendment to the sub-advisory agreement between the Company and Henderson Investment Management Limited ("Henderson") whereby the percentage of assets of Ivy International Small Companies Fund managed by Henderson was increased from 50% to 100%.

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

         Advisor Class shares became available for sale starting in January 1998. The shares are offered at net asset value without the imposition of a front-end sales charge or CDSC. In addition, Advisor Class shares are not subject to Rule 12b-1 Fees. Advisor Class shares are offered only to certain investors, such as those with an account over which a financial planner, trust company or registered investment adviser has investment discretion, and where the investor pays such person as compensation for its advice and other services an annual fee on the net assets in the account. Currently, Advisor Class shares are offered by all the Funds other than Ivy Money Market Fund.

         Class I shares became available for sale starting in October 1994. Class I shares are offered only to institutions and are not subject to an initial sales charge or CDSC, nor to ongoing 12b-1 Service or Distribution Fees. Class I shares also bear lower fees than Class A, Class B and Class C shares. Currently, Class I shares are offered by nine of the Ivy Funds.

Administrative, Transfer Agent and Fund Accounting Services

         Under administrative services agreements, MIMI provides administrative services to the Funds including, but not limited to, maintenance of registration and qualification of Fund shares under state Blue Sky laws, preparation of federal, state and local income tax returns and preparation of financial and other information for prospectuses, securities regulatory documents and returns and periodic reports to shareholders. The administrative service agreements for the Funds continue in effect, after an initial two year period, for successive annual periods, providing such continuance is specifically approved at least annually by a majority of votes cast in person at a meeting the Funds' Boards of Trustees called for that purpose, or by a vote of the holders of a majority of the Funds' outstanding voting securities. In either event, the continuance must be approved by a majority of the Funds' trustees who are not parties to the agreement or interested persons, within the meaning of the 40 Act, of the Funds or the Company. The administrative service agreements may be terminated upon 60 days written notice by a vote or written consent of a majority of the Funds' Board of Trustees, or by MIMI. To date, no administrative service agreements of the Company with the Funds have been terminated other than in connection with Fund closings. See "Investment Management and Advisory Services" under "Narrative Description of Business."

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

         For the administrative services provided to the Funds as described above, all Ivy Funds pay a monthly fee at an annual rate of 0.10% of the average daily net assets of the applicable Fund (except with respect to Class I shares). All Ivy Funds pay a monthly fee at an annual rate of 0.01% of the average daily net assets for Class I shares. For accounting and pricing services, MIMI receives a fee ranging from $1,000 to $6,500 per month based on the net asset value of each of the Ivy Funds at the preceding month end. MIMI is also reimbursed by the Funds for certain out-of-pocket expenses.

         IMSC serves as transfer agent and dividend paying agent for the Funds and provides certain shareholder and shareholder-related services as required by the Funds. For transfer agent services, IMSC receives a per shareholder account fee ranging from $20 to $22 per year. The shareholder account fee received by IMSC for Class I shares is $10.25. In addition, the Funds pay IMSC a monthly fee at an annual rate of $4.86 per account that is closed. IMSC is also reimbursed by the Funds for certain out-of-pocket expenses. See "Restructuring" under "Narrative Description of Business".

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

         IMDI is assisted in its distribution efforts by a national team of seven regional representatives who market the Funds to the broker-dealer, financial planner and registered investment adviser sales channels, supported by a national sales manager and a team of internal sales personnel, all of whom are employed by the Company. The broker-dealer and financial planner sales channels are the traditional channels through which load mutual funds are sold to investors. IMDI has dealer agreements with 1,392 U.S. broker-dealer firms who distribute the Funds' shares through their regional offices. For the year ended March 31, 2001, two firms were responsible for 46% of the Company's mutual fund sales. None of the firms are under any obligation to sell a specific amount of shares of the Funds and some also sell shares of mutual funds that they sponsor and which are sponsored by unaffiliated organizations.

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

         IMDI is entitled to receive a CDSC on the redemption of Class B and Class C shares depending on when they are redeemed. For Class B shares, the CDSC ranges from a maximum 5% in the first year of purchase, and declines over six years to 1%. There is no CDSC for Class B shares held more than six years. For Class C shares, there is a 1% CDSC for redemptions during the first year after purchase.

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

         As of March 31, 2001, there were approximately 100,400 shareholder accounts in the Funds.

Custody and Brokerage

         Custody of individual securities is maintained by banks, trust companies, brokerage firms or other custodians as appointed by the Company. The Company generally has the discretion to select brokers or dealers to be utilized to execute transactions for the Funds' accounts.

Number of Employees

       As of March 31, 2001, the Company had 119 employees, including fifteen investment professionals, of whom six are portfolio managers, six are research analysts and three are traders. The average period of employment of these professionals with the Company is approximately four years and their average investment experience is approximately fifteen years. The Company considers its employee relations to be good. See "Restructuring" below.

Restructuring

         As market conditions continued to decline in late calendar year 2000 and early 2001, the Company began assessing strategic restructuring and reorganization plans. In the last quarter of fiscal year ended March 31, 2001, the Company recorded a pre-tax charge of $3,032,000 to cover restructuring costs. The restructuring plans include out-sourcing the transfer agency function to PFPC, the Company's current remote third party service provider, as well as downsizing sales and marketing and various support functions. These initiatives are expected to be fully implemented by July 2001 and result in a total headcount reduction of approximately fifty-five employees.

         The total restructuring is expected to be immediately accretive to earnings at an approximate current pre-tax run rate of $3 million annually with the additional benefit of improving the Company's overall liquidity.

Take-over of MFC

         On April 20, 2001, Investors Group acquired, through a takeover bid, 98.2% of the outstanding shares of MFC. Investors Group extended the expiry time of its bid to April 30, 2001 to facilitate the purchase of the remaining common shares of MFC. Effective April 30, 2001, Investors Group filed notice of its intention to exercise its right under Part XV of the Business Corporations Act (Ontario) to acquire common shares not purchased by it under the bid which will permit them to take MFC private.

         In connection with the take-over and change in control of MFC, the Company will incur costs of approximately $600,000 outside of its normal course of business. Such costs consist primarily of legal, printing, mailing, solicitation and other costs related to a proxy statement submitted to the U.S. Fund's shareholders and other such matters. MFC will reimburse the Company on an after-tax basis. Such amount will be recorded as a capital contribution.

Risk Factors and Cautionary Statements

         Competition

         The financial services industry is highly competitive and has increasingly become a global industry. There are over 8,000 open-end investment companies of varying sizes, investment policies and objectives whose shares are being offered to the public in the U.S. Given the large number of competitors in the U.S., the Company has focused its efforts on becoming an investment specialist with a worldwide perspective offering mutual funds with an emphasis on international and emerging growth investing. With this focus, the Company considers that it has narrowed the competitive field to a certain extent as it competes primarily with mutual fund managers that provide specialty mutual funds, such as international and emerging market funds, to investors. As of March 31, 2001, the Company's market share of monthly average net assets under management was 0.02%. However, the Company's market share of international and emerging market fund monthly average net assets under management was 0.22%.

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

         Distribution

         Securities dealers, whose large retail distribution systems play an important role in the sale of shares of the Funds, also sponsor competing proprietary mutual funds. To the extent that these firms limit or restrict the sale of Ivy Funds through their brokerage systems in favor of their proprietary mutual funds, future sales may be negatively impacted and the Company's revenues might be adversely affected. As competition increases in the investment management industry, greater demands are placed on existing distribution channels, which has caused distribution costs to increase.

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

         Many things affect market values, including the general condition of national and world economics and the direction and volume of changes in interest rates and/or inflation rates. Fluctuations in interest rates and in the yield curve will have an effect on fixed-income net assets under management as well as on the flow of monies to and from fixed-income funds and, as a result, will affect the Company's revenues from such funds. The effects of the foregoing factors on equity funds and fixed-income funds often operate inversely and it is, therefore, difficult to predict the net effect of any particular set of conditions on the level of net assets under management.

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

         Investor Sentiment for International Investing

         Given the risk associated with investing in foreign and emerging markets, investors may from time to time be less supportive of investing in international funds than in U.S. equity or fixed income funds and sales of those Funds, which invest in these areas, may decrease.

         Ivy International Fund

         As of March 31, 2001, 20% of the net assets under the Company's management was represented by IIF. A decline in the performance of IIF could have an effect on further redemptions of its shares. Net redemptions in IIF for the Company's fiscal year ended March 31, 2001 were $860 million, based on sales and redemptions of $292 million and $1,152 million, respectively.

         Absence of Public Trading Market

         MFC owns 85% of the issued and outstanding common shares of MIMI as of March 31, 2001. The shares have been thinly traded. Further, the number of common shares of MIMI held by persons other than MFC are very small by market standards and this may have an adverse impact on liquidity and trading of the common shares. See "Take-over of MFC" under "Narrative Description of Business."

         Relationship with MFC

         For the year ended March 31, 2001, 19% of MIMI's consolidated revenues were derived from fees received from MFC for sub-advisory services provided to the Canadian Funds. Any change in these sub-advisory arrangements between MFC and MIMI could have an adverse effect on MIMI's revenues. Management of MIMI understands that MFC intends to continue MIMI's role as a sub-adviser, subject to MIMI's level of performance and MFC's obligations as manager of the Canadian Funds.

         As of April 20, 2001, Investors Group acquired through a takeover bid, 98.2% of the outstanding shares of MFC. See "Investment Management and Advisory Services" and "Take-over of MFC" under "Narrative Description of Business."

         Reliance on Key Employees and Sub-Advisors

         MIMI takes a team approach to the management in some of the Funds' portfolios and uses sub-advisors for four of its Funds. It is possible that levels of investment in a Fund may be impacted should the principal portfolio manager or sub-advisor cease managing that Fund.

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

         The Company's officers, directors and employees may from time to time own securities, which are also held by the Funds. The Company's internal policies with respect to individual investments by certain employees, including officers and directors who are employed by the Company, require prior clearance and reporting of certain transactions and restrict or prohibit other transactions so as to reduce the possibility of conflicts of interest. The Company's compliance procedures meet the standards outlined in the most recent Investment Company Institute's guidelines related to securities transactions by employees, officers and directors of investment companies and recent amendments to Rule 17j-1 under the 40 Act.

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

         The Company is subject to increased scrutiny and an increasing volume of compliance reporting related to its plan and activities, as discussed in more detail in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         Under the 40 Act and rules thereunder, each of the Funds is required to obtain shareholder approval for certain changes in its operations including changes to its investment advisory contracts, a change in control of its adviser or IMDI, its principal underwriter, or a change in its fundamental investment objective or other fundamental policies. The 40 Act also requires that each of the Funds' investment advisory contracts be annually approved by the Funds' Board of Trustees. Absent approval, these contracts, including the fee revenues from these contracts would terminate.

         As a registered broker-dealer, IMDI is subject to net worth and capital requirements, bonding requirements and detailed rules of practice as well as general anti-fraud provisions.

ITEM 2.  PROPERTIES.

         The Company's corporate, research and administrative offices are located in leased premises, which consist of the following:

- Approximately 27,000 square feet located at Via Mizner Financial Plaza, 700 South Federal Highway, Boca Raton, Florida 33432, for an average rent per year of approximately $680,000. The lease expires in 2001.

- Approximately 5,300 square feet located at 1239-1287 East Newport Center Drive, Suite 106 and 205, Deerfield Beach, Florida 33442, for an average rent per year of $70,000. The lease expires in 2001.

- Approximately 1,800 square feet located at 200 East Broward Boulevard, Suite 1100, Fort Lauderdale, Florida 33301, for an average rent per year of $51,000. The lease expires in 2001.

         The Company's headquarters are located in the Boca Raton facility.

         All premises are leased from unaffiliated entities.

         The Company has entered into a lease with Boca II Associates, Ltd., landlord for First Union Plaza, located at 925 South Federal Highway, Boca Raton, Florida 33432. The Company intends to move its corporate, research and administrative offices into approximately 40,000 square feet of office space at First Union Plaza in July 2001 for an average base rent per year of $969,000. The lease expires in 2013.

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

         Name                             Age    Positions with the Company and its Significant Subsidiaries
         ----                             ---    -----------------------------------------------------------
         Keith J. Carlson                 Age    President, Chief Executive Officer, and Director since July
                                          45     1999. Prior thereto, Executive Vice President and Chief
                                                 Operating Officer from December 1997 to July 1999. Senior Vice
                                                 President from August 1989 to December 1997. Director from April 1985 to October 1996. Director of IMDI since June 1993. President and Chief
                                                 Executive Officer of IMDI since December 1994. Chairman of IMI since
                                                 January 1992. Director of IMI since November 1992. Senior Vice
                                                 President of IMI since January 1992. Chairman and Director of IMSC since June 1993. President of IMSC from June 1993 to February 1996 and from February 2001 to the present. Chairman and Trustee of Ivy Fund since July 1999. Prior thereto, President of Ivy Fund since December
                                                 1996.

         James W. Broadfoot III           Age    Senior Vice President and Portfolio Manager since August 1990.
                                          58     Director since June 1995. President, IMI since October 1997.
                                                 President and Trustee of Ivy Fund since July 1999. Prior thereto, Vice
                                                 President of Ivy Fund since June 1996. Director of IMDI and IMSC since
                                                 January 2001.

         Sheridan P. Reilly               Age    Vice President and Chief Investment Officer (CIO): International
                                          49     Equities since May 2000. Senior Vice President and CIO: International
                                                 Equities of IMI since May 2000. Prior thereto, Senior Portfolio
                                                 Manager: Core International Team Leader for Scudder Kemper Investment
                                                 from March 1995 through April 2000.

         Beverly J. Yanowitch             Age    Chief Financial Officer since January 2000. Vice President since
                                          51     December 1999. Treasurer since September 2000. Senior Vice President of
                                                 IMDI since October 1997 and Vice President of IMDI since December 1993.
                                                 Treasurer of IMDI since September 2000. Senior Vice President of IMI and IMSC since September 2000. Treasurer of IMI and IMSC since
                                                 September 2000. Prior thereto, Controller from January 1993 to December
                                                 1999. Treasurer of Ivy Fund since January 2001.

         Paul P. Baran                    Age    Vice President since December 1999. Portfolio  Manager and Senior Vice
                                          50     President of IMI since July 1998. Prior thereto, Senior Vice President and Chief Investment Officer for Central Fidelity National Bank from
                                                 September 1987 to June 1998.

         Thomas H. Bivin, Jr.             Age    Vice President since September 1999. Executive Vice President and
                                          62     National Sales Manager for Ivy Mackenzie Distributors, Inc. since
                                                 September 1999. Senior Vice President and Wholesaler of Ivy Mackenzie
                                                 Distributors, Inc. from July 1994 to September 1999.

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

                                    2001 Fiscal Year                              2000 Fiscal Year
       Quarter                    High             Low                         High              Low
   ----------------              -----            -----                       -----             -----
   April-June                    $6.48            $4.76                       $5.34             $4.03
   July-September                 5.73             4.98                        4.72              3.73
   October-December               6.15             4.11                        4.29              3.08
   January-March                  5.98             4.19                        6.46              3.19

         MIMI's stock option plan was adopted by the Board of Directors on August 31, 1994 (the "1994 Plan"). In accordance with the rules of the TSE, effective September 9, 1999, MIMI amended the 1994 Plan to fix the maximum number of shares issuable under the 1994 Plan at 3,114,220 common shares, representing 10% of the issued and outstanding common shares of MIMI's then outstanding shares less the common shares issued on the exercise of options within the preceding year. On March 31, 2001, there were 1,322,000 options outstanding.

         There are approximately 149 registered shareholders of the Company. As of March 31, 2001, MFC was the primary shareholder holding 15,987,910 shares, or 85% of the Company.

          In the past, MIMI has retained its earnings for use in the operation and expansion of its business. Commencing in fiscal year 2001, it began paying a semi-annual cash dividend of $0.01 per common share. Total common share dividends paid during the year ended March 31, 2001 approximated $375,000.

ITEM 6.  SELECTED FINANCIAL DATA.

         The tables below indicate selected consolidated financial information for MIMI as of and for each of the five years in the period ended March 31, 2001. The selected consolidated financial data have been derived from the Company's consolidated financial statements. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and notes thereto included elsewhere in this document. (Note: all figures are in US dollars except where otherwise stated.)

                                                                     For the year ended March 31,
                                                 2001            2000            1999            1998            1997
                                               --------        --------        --------        --------        --------
                                                         (In thousands of dollars, except per share amounts)

                  Revenues                     $ 52,147        $ 63,506        $ 66,256        $ 65,096        $ 37,143
                  Net income                      2,643           6,448           8,549           9,526           7,291
                  Per common share:
                   Net income - basic              0.14            0.34            0.45            0.51            0.44
                   Net income - diluted            0.14            0.34            0.44            0.49            0.43
                   Dividends declared
                   and paid                        0.02            0.00            0.00            0.00            0.00

                                                                                  As of March 31,

                                                   2001              2000              1999              1998              1997
                                                ----------        ----------        ----------        ----------        ----------
                                                                             (In thousands of dollars)
                  Total Net Assets Under
                  Management                    $3,666,948        $7,028,003        $4,768,271        $5,246,088        $3,806,813
                  Total Assets                      64,061            64,072            68,169            61,925            64,406
                  Total Liabilities                  5,335             7,777            15,865            18,475            32,836
                  Stockholders' Equity              58,726            56,295            52,304            43,450            31,569

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEAR ENDED MARCH 31, 2001 COMPARED WITH YEAR ENDED MARCH 31, 2000

         Average net assets under management, exclusive of net assets of the Canadian Funds and other sub-advised funds, decreased 25% to $2,542 million for the twelve-month period ended March 31, 2001 from $3,391 million for the twelve-month period ended March 31, 2000.

         Sales of the U.S. Funds for the twelve-month period ended March 31, 2001 increased by $13 million compared to the twelve-month period ended March 31, 2000, while redemptions increased by $441 million for the twelve-month period ended March 31, 2001 compared to the twelve-month period ended March 31, 2000. Ivy International Fund accounted for 38% and 67% of the sales and redemptions, respectively, for the twelve-month period ended March 31, 2001 and 42% and 71% of the sales and redemptions, respectively, for the twelve-month period ended March 31, 2000.

Revenues

         Total revenues decreased 18% to $52.1 million for the year ended March 31, 2001 from $63.5 million for the year ended March 31, 2000 due principally to the decrease in the net assets of the U.S. Funds and the fees derived therefrom. The following is an explanation of increase or decrease in each major category.

         Management fees decreased 26%, or $8.5 million, to $24.0 million for the year ended March 31, 2001 from $32.5 million for the year ended March 31, 2000 primarily as a result of the decrease in the U.S. Funds' net assets under management.

         Sub-advisory fees from the Canadian Funds increased 6%, or $0.5 million, to $10.0 million for the year ended March 31, 2001 from $9.5 million for the year ended March 31, 2000. This increase is attributable to a 35% increase in the Canadian Funds' average net assets to $3,011 million for the year ended March 31, 2001 from $2,229 million for the year ended March 31, 2000. The increase in the Canadian Funds' average net assets is attributable to the addition of eleven new funds, which were primarily introduced in the third quarter of fiscal year 2001.

         12b-1 Service and Distribution fees decreased 15%, or $1.3 million, to $7.6 million for the year ended March 31, 2001 from $8.9 million for the year ended March 31, 2000 due to the decrease in the U.S. Funds' net assets under management.

         Administrative service, fund accounting and transfer agent fees decreased 11%, or $0.8 million, to $6.3 million for the year ended March 31, 2001 from $7.1 million for the year ended March 31, 2000 due to a decline in net assets under management and a decrease in the number of Ivy Funds due to reorganizations and dissolutions.

         Underwriting fees decreased 50%, or $0.2 million, to $0.2 million for the year ended March 31, 2001 from $0.4 million for the year ended March 31, 2000 due to a decline in class A share sales during fiscal year 2001.

         Redemption fees increased 150%, or $0.6 million, to $1.0 million for the year ended March 31, 2001 from $0.4 million for the year ended March 31, 2000 due to an increase in redemptions of Class B and C shares.

         Interest, dividends and other revenues of $3.1 million for the year ended March 31, 2001 were comparable to fiscal year 2000 amounts.

         Net realized gain (loss) on marketable securities decreased 113% or $1.7 million for the year ended March 31, 2001 primarily as a result of: (1) approximately $0.3 million in losses incurred on the dissolution of Mackenzie Solutions and Ivy International Strategic Bond Fund and (2) the non-recurrence of approximately $1.5 million in gains realized in fiscal year 2000 as a result of a liquidation in the Company's investment in Ivy European Opportunities Fund.

Expenses

         Total operating expenses of $47.5 million for the year ended March 31, 2001 decreased 10%, or $5.1 million, from $52.6 million for the year ended March 31, 2000.

         Sales literature, advertising and promotion expenses were comparable to the corresponding period last year.

         12b-1 Service fees paid to broker/dealers decreased 28%, or $2.2 million to $5.7 million for the year ended March 31, 2001 from $7.9 million for the year ended March 31, 2000 due to the decrease in U.S. Funds' net assets under management.

         Employee compensation and benefits increased 17%, or $2.3 million, to $15.6 million for the year ended March 31, 2001 from $13.3 million for the year ended March 31, 2000. This increase is due to cost of living increases and an increase in staffing levels for the year ended March 31, 2001 as compared to the year ended March 31, 2000. The increased staffing levels primarily relate to the internalization of the portfolio management function of Ivy International Fund in May 2000. See "Ivy International Fund" under "The Products."

         Sub-advisory fees decreased 84%, or $11.4 million, to $2.2 million for the year ended March 31, 2001 from $13.6 million for the year ended March 31, 2000 due to the internalization of the portfolio management of Ivy International Fund.

         Amortization of deferred selling commissions increased 136%, or $1.5 million, to $2.6 million for the year ended March 31, 2001 from $1.1 million for the year ended March 31, 2000 due to a higher Class B share asset base.

         General and administrative expenses increased 15%, or $1.0 million, to $7.5 million for the year ended March 31, 2001 from $6.5 million for the year ended March 31, 2000 due primarily to costs incurred in connection with the change in control of MFC and costs related to reorganizations and dissolutions of certain funds.

         Restructuring costs of $3.0 million were accrued in the year ended March 31, 2001. The restructuring plans include out-sourcing the transfer agency function and downsizing sales and marketing departments and various support functions. See "Restructuring" under "Narrative Description of Business."

         Occupancy and equipment rental expense increased 80%, or $0.8 million to $1.8 million for the year ended March 31, 2001 from $1.0 million for the year ended March 31, 2000 as a result of: (1) expanding the Company's leased office space to meet the needs of increased staffing levels prior to the March 2001 restructuring and (2) additional lease expense in connection with an early termination of the present office lease.

         IMI contractually limits total fund expenses for certain Funds and bears expenses in excess of such limits. The decrease of $0.5 million, to $2.1 million for the year ended March 31, 2001 from $2.6 million for the year ended March 31, 2000 in the reimbursement to the Funds for expenses is due to the decrease in the number of Funds reimbursed resulting from the reorganization and dissolution of certain funds.

YEAR ENDED MARCH 31, 2000 COMPARED WITH YEAR ENDED MARCH 31, 1999

         Net assets under management, exclusive of net assets of the Canadian Funds, for which MIMI provided sub-advisory services to MFC, increased 5% to $3,512 million at March 31, 2000 from $3,331 million at March 31, 1999. Of the $181 million increase, $689 million was attributable to market appreciation and $(508) million was attributable to net redemptions (sales less redemptions). Net redemptions decreased by $15 million compared to the year ended March 31, 1999 due to (i) a $246 million increase in sales primarily due to increased interest in international investing, in addition to the reopening of Ivy European Opportunities Fund and (ii) a $231 million increase in redemptions over the prior year of which redemptions in Ivy International Fund represented 71% of the total redemptions.

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

         Sales literature, advertising and promotion expenses increased 100%, or $2.4 million, to $4.8 million for the year ended March 31, 2000 from $2.4 million for the year ended March 31, 1999 due to sales force and related marketing expenditure increases for the promotion of new and existing products.

         12b-1 Service Fees paid to broker/dealers decreased 12%, or $1.1 million, to $7.9 million for the year ended March 31, 2000 from $9.0 million for the year ended March 31, 1999 due to a decrease in Class B sales and assets.

         Employee compensation and benefits increased 29%, or $3 million, to $13.3 million for the year ended March 31, 2000 from $10.3 million for the year ended March 31, 1999 due to (i) an increase in the number of employees to 129 at March 31, 2001 from 123 at March 31, 1999; (ii) salary and cost-of-living adjustments; and (iii) a retirement allowance made to the former President and Chief Executive Officer who resigned in July 1999.

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

         IMI contractually limits total fund expenses for certain Funds and bears expenses in excess of such limits. The increase of $0.9 million, to $2.6 million for the year ended March 31, 2000 from $1.7 million for the year ended March 31, 1999 in the reimbursement to the Funds for expenses is attributable to: (i) the increase in the number of Funds reimbursed; and (ii) a decrease in the average net assets of many of the Funds that IMI reimburses.

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

         At March 31, 2001, the Company's position in cash and cash equivalents increased to $44.8 million from $41.1 million at March 31, 2000. This $3.7 million increase for the year ended March 31, 2001 resulted from (i) cash provided by operating activities of $4.5 million, primarily related to a decrease in accounts receivable, increase in accrued expenses and other liabilities, offset by payments of deferred selling commissions and sub-advisory fees; (ii) cash used in investing activities of $0.5 million, primarily related to purchases of property and equipment and purchases and sales of marketable securities; and (iii) cash used in financing activities of $0.3 million, primarily related to the payment of dividends.

         On October 12, 2000, the Company renewed a $10 million line of credit with First Union National Bank. The line of credit has a term of 364 days and is available for general working capital and short-term capital expenditure needs. There are no immediate plans to draw on the line of credit as the Company maintains sufficient cash balances to meet its financial commitments.

         Capital expenditures for fiscal years 2001 and 2000 were internally funded and primarily consisted of computer equipment and software enhancements. The Company anticipates investing approximately an additional $1.6 million during the year ended March 31, 2002 in equipment, technology and furniture and furnishings. Additionally, in the next fiscal year, as a result of the restructuring initiated in March 2001, the Company anticipates approximately $2.5 - $3.0 million in additional liquidity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Reference is made to the information contained under the heading "Business - Risk Factors and Cautionary Statements."

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The table below indicates selected financial information for MIMI on a consolidated basis for the last eight fiscal quarters.

     FISCAL 2001 FOR THE QUARTER ENDED                             JUN 30        SEPT 30          DEC 31         MAR 31
                                                                   ------        -------          ------         ------

     (In thousands of dollars, except per share amounts)            U.S.$          U.S.$           U.S.$          U.S.$
     amounts)

     Revenues                                                      15,573         14,272          12,089         10,213

     Expenses**                                                    13,612         10,957          10,318         12,656

     Provision (benefit) for income taxes                             811          1,368             754           (972)

     Net income (loss)                                              1,150          1,947           1,017         (1,471)
     Earnings (loss) per share - basic                               0.06           0.10            0.05          (0.08)
     Earnings (loss) per share - diluted*                            0.06           0.10            0.05          (0.08)

* Weighted average common stock equivalents of 65,551 shares for the quarter ended March 31, 2001 have been excluded from the diluted calculation due to their anti-dilutive effect in a net loss period.

** Expenses for the quarter ended March 31, 2001 include restructuring costs of $3,032. See "Restructuring" under "Narrative Description of Business."

     FISCAL 2000 FOR THE QUARTER ENDED                     JUN 30        SEPT 30          DEC 31         MAR 31
                                                           ------        -------          ------         ------

     (In thousands of dollars, except per share             U.S.$          U.S.$           U.S.$          U.S.$
     amounts)

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

EXHIBITS:

The following exhibits are filed herewith or incorporated by reference as indicated below.

EXHIBIT #         DESCRIPTION                                          DOCUMENT IF INCORPORATED BY REFERENCE
---------         -----------                                          -------------------------------------
3.1.1             Certificate of Incorporation -                       Exhibit 3.1.1 to the Company's
                  Mackenzie Investment Management Inc.                 Form 10 filed with the Commission on Oct. 13, 1999

3.1.2             Articles of Organization - Ivy Management, Inc.      Exhibit 3.1.2 to the Company's
                                                                       Form 10 filed with the Commission
                                                                       on Oct. 13, 1999

3.1.3             Articles of Incorporation -                          Exhibit 3.1.3 to the Company's
                  Ivy Mackenzie Distributors, Inc.                     Form 10 filed with the Commission
                                                                       on Oct. 13, 1999

3.1.4             Articles of Incorporation -                          Exhibit 3.1.4 to the Company's
                  Ivy Mackenzie Services Corp.                         Form 10 filed with the Commission
                                                                       on Oct. 13, 1999


3.2.1             By-Laws -                                            Exhibit 3.2.1 to the Company's
                  Mackenzie Investment Management Inc.                 Form 10 filed with the Commission
                                                                       on Oct. 13, 1999.

3.2.2             By-Laws - Ivy Management, Inc.                       Exhibit 3.2.2 to the Company's
                                                                       Form 10 filed with the Commission
                                                                       on Oct. 13, 1999

3.2.3             By-Laws - Ivy Mackenzie Distributors, Inc.           Exhibit 3.2.3 to the Company's
                                                                       Form 10 filed with the Commission
                                                                       on Oct. 13, 1999

3.2.4             By-Laws - Ivy Mackenzie Services Corp.               Exhibit 3.2.4 to the Company's
                                                                       Form 10 filed with the Commission
                                                                       on Oct. 13, 1999

3.2.5             Amended and Restated By-Laws -                       Exhibit 3.2.5 to the Company's
                  Mackenzie Investment Management Inc.                 Form 10-Q filed with the
                                                                       Commission on October 27, 2000

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

10.8              Mackenzie Investment Management, Inc.                Exhibit 10.8 to the Company's
                  1994 Stock Option Plan                               Form 10 filed with the Commission
                                                                       on Oct. 13, 1999

10.9              Mackenzie Investment Management Inc.                 Exhibit 10.9 to the Company's
                  Profit Sharing Plan, as amended                      Form 10 filed with the Commission
                                                                       on Oct. 13, 1999

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

10.16             Credit Agreement dated October 13, 1999              Exhibit 10.16 to the Company's
                  between Mackenzie Investment Management and          Form 10-K filed with the
                  its Subsidiaries, and First Union National Bank      Commission  on June 29, 2000.

10.17             Lease Agreement dated March 20, 2000 between         Exhibit 10.17 to the Company's
                  Boca II Associates, Ltd. (Landlord) and Mackenzie    Form 10-K filed with the
                  Investment Management Inc. (Tenant)                  Commission on June 29, 2000.

10.18             Master Mackenzie Dealer Agreement for the Sale       Exhibit 10.18 to the Company's of
                  Shares of The Mackenzie Group of Funds               Form 10-K filed with the
                                                                       Commission on June 29, 2000.

10.19             Ivy Fund Amended and Restated Distribution           Exhibit 10.19 to the Company's
                  Agreement dated October 23, 1993                     Form 10-K filed with the
                                                                       Commission on June 29, 2000.

10.20             Subadvisory Contract between Ivy Fund, Ivy           Exhibit 10.20 to the Company's
                  Management, Inc. and Boston Overseas                 Form 10-K filed with the
                  Investors, Inc. dated December 31, 1991              Commission on June 29, 2000.

10.21             Assignment Agreement between Northern Cross          Exhibit 10.21 to the Company's
                  Investments Limited, Boston Overseas Investors,      Form 10-K filed with the Inc., Ivy
                  Fund and Ivy Management, Inc. dated                  Commission on June 29, 2000.
                  April 1, 1993

10.22             Investment Advisory Agreement between Ivy Fund       Exhibit 10.22 to the Company's
                  and Mackenzie Financial Corporation                  Form 10-K filed with the
                                                                       Commission on June 29, 2000.

10.23             Transfer Agency and Shareholder Services             Exhibit 10.23 to the Company's
                  Agreement between Ivy Fund and Ivy Management,       Form 10-K filed with the
                  Inc. dated January 1, 1992                           Commission on June 29, 2000.

10.24             Assignment Agreement between Mackenzie Ivy           Exhibit 10.24 to the Company's
                  Investor Services Corp., Ivy Fund and Ivy            Form 10-K filed with the
                  Management, Inc. dated October 1, 1993               Commission on June 29, 2000.

10.25             Ivy Fund Addendum to Transfer Agency and             Exhibit 10.25 to the Company's
                  Shareholder Services Agreement dated                 Form 10-K filed with the
                  October 1, 1993                                      Commission on June 29, 2000.

10.26             Subadvisory Agreement between Ivy Management,        Exhibit 10.26 to the Company's
                  Inc. and Henderson Investment Management             Form 10-K filed with the
                  Limited dated February 1, 1999                       Commission on June 29, 2000.

10.27             Amendment to Schedule A to Subadvisory               Exhibit 10.27 to the Company's
                  Agreement between Ivy Management, Inc. and           Form 10-K filed with the
                  Henderson Investment Management Limited              Commission on June 29, 2000
                  dated April 30, 1999.

10.28             Subadvisory Agreement between Ivy Management,        Exhibit 10.28 to the Company's
                  Inc. and Peter Cundill and Associates, Inc. dated    Form 10-K filed with the
                  March 1, 2000                                        Commission on June 29, 2000.


10.29             Change in Control Agreement -                        Exhibit 10.29 to the Company's
                  Paul Baran                                           Form 10-Q filed with the
                                                                       Commission on January 23, 2001.

10.30             Change in Control Agreement -                        Exhibit 10.30 to the Company's
                  Thomas Bivin                                         Form 10-Q filed with the
                                                                       Commission on January 23, 2001.

10.31             Change in Control Agreement -                        Exhibit 10.31 to the Company's
                  Tom Bracco                                           Form 10-Q filed with the
                                                                       Commission on January 23, 2001.

10.32             Change in Control Agreement -                        Exhibit 10.32 to the Company's
                  James Broadfoot                                      Form 10-Q filed with the
                                                                       Commission on January 23, 2001.


10.33             Change in Control Agreement -                        Exhibit 10.33 to the Company's
                  Keith J. Carlson                                     Form 10-Q filed with the
                                                                       Commission on January 23, 2001.

10.34             Change in Control Agreement -                        Exhibit 10.34 to the Company's
                  William Ferris                                       Form 10-Q filed with the
                                                                       Commission on January 23, 2001.

10.35             Change in Control Agreement -                        Exhibit 10.35 to the Company's
                  Robert Perry                                         Form 10-Q filed with the
                                                                       Commission on January 23, 2001.

10.36             Change in Control Agreement -                        Exhibit 10.36 to the Company's
                  Sheridan Reilly                                      Form 10-Q filed with the
                                                                       Commission on January 23, 2001.

10.37             Change in Control Agreement -                        Exhibit 10.37 to the Company's
                  Beverly Yanowitch                                    Form 10-Q filed with the
                                                                       Commission on January 23, 2001.

10.38             Employee Retention Plan                              Exhibit 10.38 to the Company's
                                                                       Form 10-Q filed with the
                                                                       Commission on January 23, 2001.

21.1              Subsidiaries                                         Exhibit 21.1 to the Company's
                                                                       Form 10 filed with the Commission
                                                                       on Oct. 13, 1999

24.1              Powers of Attorney                                   Exhibit 24.1 to the Company's
                                                                       Form 10 filed with the Commission
                                                                       on Oct. 13, 1999


(B)      REPORTS ON FORM 8-K:

         On June 18, 2001, the Company filed a Form 8-K under Item 5 announcing the declaration of a dividend of U.S. $0.01 per share to shareholders of record on June 27, 2001 with a payable date of July 6, 2001.

         On June 18, 2001, the Company filed a Form 8-K under Item 5 announcing its financial results for the fourth quarter and year ended March 31, 2001.

         On February 13, 2001, the Company filed a Form 8-K under item 5 announcing a change to the Board of Directors of Company.

         On January 29, 2001, the Company filed a Form 8-K under Item 5 announcing that the parent company, MFC had reached a definitive agreement with Investors Group Inc. (IGI) respecting the proposed sale of MFC to IGI.

         On January 26, 2001, the Company filed a Form 8-K under Item 5 announcing that the parent company, MFC, was in the advance stages of finalizing a transaction respecting the sale of MFC.

         On December 15, 2000, the Company filed a Form 8-K under Item 5 announcing the declaration of a dividend of U.S. $0.01 per share to shareholders of record on December 28, 2000 with a payable date of January 5, 2001.

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


MACKENZIE INVESTMENT MANAGEMENT INC.


By:  /s/ Keith J. Carlson
     -------------------------------
     Keith J. Carlson
     President, Chief Executive Officer and Director
     Date: June 29, 2001

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

Name                                Capacity                                            Date
----                                --------                                            ----

/s/ Keith J. Carlson
---------------------------
Keith J. Carlson                    President, Chief Executive Officer and              June 29, 2001
                                    Director


/s/ Beverly J. Yanowitch
---------------------------
Beverly J. Yanowitch                Vice President and Chief Financial Officer          June 29, 2001


/s/ Neil Lovatt
---------------------------
Neil Lovatt                         Chairman and Director                               June 29, 2001


/s/ James W. Broadfoot III
---------------------------
James W. Broadfoot III              Senior Vice President and Director                  June 29, 2001

/s/ Alan J. Dilworth
---------------------------
Alan J. Dilworth                    Director                                            June 29, 2001


/s/ Allan S. Mostoff
---------------------------
Allan S. Mostoff, Esq.              Director                                            June 29, 2001



/s/ James L. Hunter
----------------------------
James L. Hunter                     Director                                            June 29, 2001


/s/ Alasdair J. McKichan
---------------------------
Alasdair J. McKichan                Director                                            June 29, 2001


/s/ Michael R. Peers
---------------------------
Michael R. Peers                    Director                                            June 29, 2001


/s/ Paul P. Baran
---------------------------
Paul P. Baran                       Vice President                                      June 29, 2001


/s/ Thomas H. Bivin, Jr.
---------------------------
Thomas H. Bivin, Jr.                Vice President                                      June 29, 2001


/s/ Sheridan P. Reilly
---------------------------
Sheridan P. Reilly                  Vice President                                      June 29, 2001

MACKENZIE INVESTMENT MANAGEMENT INC.
CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2001 AND 2000 AND
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

TABLE OF CONTENTS

                                                                                                         PAGES
Management's Report to Shareholders                                                                       F - 2

Report of Independent Certified Public Accountants                                                        F - 3

Financial Statements:

    Consolidated Statements of Financial Condition as of
     March 31, 2001 and 2000                                                                              F - 4

    Consolidated Statements of Operations for the years ended
    March 31, 2001, 2000 and 1999                                                                         F - 5

    Consolidated Statements of Changes in Stockholders' Equity
    for the years ended March 31, 2001, 2000 and 1999                                                     F - 6

    Consolidated Statements of Cash Flows for the years ended
    March 31, 2001, 2000 and 1999                                                                         F - 7

    Notes to Consolidated Financial Statements                                                         F - 8-22

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

         The Company's Audit, Finance and Risk Committee is appointed by the Board of Directors annually and is comprised of three non-management directors. The Audit, Finance and Risk Committee meets with management as well as with the independent certified public accountants to satisfy itself that management is properly discharging its financial reporting responsibilities and to review the consolidated financial statements and the report of independent certified public accountants. The Audit, Finance and Risk Committee reports its findings to the Board of Directors for consideration in approving the consolidated financial statements for presentation to the shareholders. The independent certified public accountants have direct access to the Audit, Finance and Risk Committee of the Board of Directors.

         The consolidated financial statements have been independently audited by PricewaterhouseCoopers LLP on behalf of the shareholders, in accordance with auditing standards generally accepted in the United States. Their report outlines the nature of their audit and expresses their opinion on the consolidated financial statements of the Company.

/s/ Keith J. Carlson                       /s/ Beverly J. Yanowitch
--------------------                       -------------------------------------------
Keith J. Carlson                           Beverly J. Yanowitch
President and Chief Executive Officer      Vice President and Chief Financial Officer


May 18, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Mackenzie Investment Management Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Mackenzie Investment Management Inc. and its subsidiaries at March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
May 18, 2001

MACKENZIE INVESTMENT MANAGEMENT INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                        MARCH 31,
                                                                           -----------------------------------
                                                                               2001                   2000
                                    ASSETS
Cash and cash equivalents                                                  $ 44,797,238           $ 41,095,301
Marketable securities                                                         2,460,918              3,388,768
Receivables:
    Funds for fees and expense advances                                       2,422,457              4,725,964
    Other                                                                     1,261,619              1,893,628
Property and equipment, net                                                     748,867              1,084,212
Management contracts, net                                                     4,276,788              5,430,191
Deferred selling commissions                                                  6,990,800              5,828,749
Other assets                                                                  1,102,545                624,964
                                                                           ------------           ------------

        Total assets                                                       $ 64,061,232           $ 64,071,777
                                                                           ------------           ------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Payable to Funds for purchases of Funds' shares and
      expense reimbursements                                               $    148,373           $    488,920
    Sub-advisory fees payable                                                    39,258              3,249,994
    Accounts payable                                                            658,260                760,636
    Restructuring costs                                                       1,769,355                     --
    Accrued expenses and other liabilities                                    2,022,529              1,311,084
    Income taxes payable                                                             --                275,650
    Deferred tax                                                                697,260              1,690,899
                                                                           ------------           ------------

        Total liabilities                                                     5,335,035              7,777,183
                                                                           ------------           ------------

Commitments and contingencies

Stockholders' equity:
    Capital stock, $.01 par value, 100,000,000 shares authorized,
      18,741,800 and 18,591,800 shares issued and outstanding                   187,418                185,918
    Additional paid-in capital                                               39,024,802             37,952,532
    Retained earnings                                                        20,424,882             18,156,144
    Unearned stock compensation                                                (493,757)                    --
    Accumulated other comprehensive loss, net of tax                           (417,148)                    --
                                                                           ------------           ------------

        Total stockholders' equity                                           58,726,197             56,294,594
                                                                           ------------           ------------

        Total liabilities and stockholders' equity                         $ 64,061,232           $ 64,071,777
                                                                           ------------           ------------

                                          The accompanying notes are an integral

                                             part of these financial statements.

                                              /s/ Neil Lovatt               /s/ Alan J. Dilworth
                                              ---------------------         ---------------------------
Signed on behalf of the Board of Directors    Neil Lovatt                   Alan J. Dilworth

                                              Chairman                      Director, Chairman of Audit

                                                                            Finance and Risk Committee

MACKENZIE INVESTMENT MANAGEMENT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             FOR THE YEARS ENDED MARCH 31,
                                                               ---------------------------------------------------------
                                                                   2001                   2000                  1999
Revenues:
    Management fees                                            $ 24,022,072           $ 32,546,397          $ 33,812,998
    Sub-advisory fees from Canadian Funds                        10,012,381              9,468,542             5,994,295
    12b-1 Service and Distribution fees                           7,632,165              8,923,631            14,675,809
    Transfer agent fees                                           3,007,280              2,993,736             3,018,847
    Administrative service fees                                   2,502,927              3,251,215             3,415,947
    Fund accounting fees                                            819,402                819,391               707,358
    Underwriting fees                                               243,245                394,970               140,940
    Redemption fees                                               1,028,859                387,025             3,054,426
    Interest, dividends and other                                 3,122,788              3,206,366             1,435,261
    Net realized (loss) gain on marketable securities              (243,745)             1,514,857                    --
                                                               ------------           ------------          ------------
                                                                 52,147,374             63,506,130            66,255,881
                                                               ------------           ------------          ------------
Expenses:
    Sales literature, advertising and promotion                   4,958,612              4,751,567             2,429,708
    12b-1 Service fees                                            5,680,189              7,897,998             9,036,835
    Employee compensation and benefits                           15,572,667             13,327,869            10,335,240
    Sub-advisory fees                                             2,231,502             13,603,911            14,826,319
    Amortization of management contracts                          1,233,278              1,123,262             1,081,895
    Amortization of deferred selling commissions                  2,647,670              1,113,821             6,202,132
    Depreciation                                                    756,019                696,535               549,930
    General and administrative                                    7,518,988              6,451,071             4,990,050
    Interest                                                             --                     --               473,842
    Restructuring costs                                           3,031,702                     --                    --
    Occupancy and equipment rental                                1,790,652              1,044,229               962,903
    Reimbursement to Funds for expenses                           2,121,718              2,584,021             1,667,174
                                                               ------------           ------------          ------------
                                                                 47,542,997             52,594,284            52,556,028
                                                               ------------           ------------          ------------
    Income before income taxes                                    4,604,377             10,911,846            13,699,853
        Provision for income taxes                                1,961,103              4,463,950             5,151,197
                                                               ------------           ------------          ------------
    Net income                                                 $  2,643,274           $  6,447,896          $  8,548,656
                                                               ------------           ------------          ------------
    Basic earnings per share                                   $       0.14           $       0.34          $       0.45
                                                               ------------           ------------          ------------
        Weighted average number of common
            shares outstanding used in basic
            calculation                                          18,631,729             18,781,410            19,137,480
                                                               ------------           ------------          ------------
    Diluted earnings per share                                 $       0.14           $       0.34          $       0.44
                                                               ------------           ------------          ------------
        Weighted average number of common and
            common equivalent shares outstanding
            used in diluted calculation                          18,734,520             18,817,070            19,267,093
                                                               ------------           ------------          ------------

   The accompanying notes are an integral part of these financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999


                                                            COMMON STOCK               ADDITIONAL
                                                     --------------------------         PAID-IN          RETAINED
                                                        SHARES          AMOUNT          CAPITAL          EARNINGS
                                                     -----------      ---------      ------------      ------------
Balance, March 31, 1998                               18,917,000      $ 189,170      $ 40,101,057      $  3,159,592

Issuance of common stock under stock option
  plan                                                   316,000          3,160           410,740                --

Purchase and retirement of common stock                  (22,800)          (228)         (108,309)               --

Net income for the year                                       --             --                --         8,548,656
                                                     -----------      ---------      ------------      ------------

Balance, March 31, 1999                               19,210,200        192,102        40,403,488        11,708,248

Issuance of common stock under stock option plan           3,000             30             3,720                --

Purchase and retirement of common stock                 (621,400)        (6,214)       (2,454,676)               --

Net income for the year                                       --             --                --         6,447,896
                                                     -----------      ---------      ------------      ------------

Balance, March 31, 2000                               18,591,800        185,918        37,952,532        18,156,144

Issuance of common stock under stock option
  plan                                                    35,000            350            58,650                --

Issuance of common stock under stock
   compensation agreement                                115,000          1,150           639,400                --

Amortization of unearned stock compensation                   --             --                --                --

Capital contribution (Note 6)                                 --             --           374,220                --

Other comprehensive loss, net of tax                          --             --                --                --

Cash dividends on common stock, $0.01 per share               --             --                --          (374,536)

Net income for the year                                       --             --                --         2,643,274
                                                     -----------      ---------      ------------      ------------

Balance, March 31, 2001                               18,741,800      $ 187,418      $ 39,024,802      $ 20,424,882
                                                     -----------      ---------      ------------      ------------


                                                                         ACCUMULATED
                                                       UNEARNED             OTHER              TOTAL
                                                         STOCK          COMPREHENSIVE       STOCKHOLDERS'
                                                     COMPENSATION     LOSS, NET OF TAX         EQUITY
                                                     ------------     -----------------     ------------
Balance, March 31, 1998                                $      --         $      --           $ 43,449,819

Issuance of common stock under stock option
  plan                                                        --                --                413,900

Purchase and retirement of common stock                       --                --               (108,537)

Net income for the year                                       --                --              8,548,656
                                                       ---------         ---------           ------------

Balance, March 31, 1999                                       --                --             52,303,838

Issuance of common stock under stock option plan              --                --                  3,750

Purchase and retirement of common stock                       --                --             (2,460,890)

Net income for the year                                       --                --              6,447,896
                                                       ---------         ---------           ------------

Balance, March 31, 2000                                       --                --             56,294,594

Issuance of common stock under stock option
  plan                                                        --                --                 59,000

Issuance of common stock under stock
   compensation agreement                               (640,550)               --                     --

Amortization of unearned stock compensation              146,793                --                146,793

Capital contribution (Note 6)                                 --                --                374,220

Other comprehensive loss, net of tax                          --          (417,148)              (417,148)

Cash dividends on common stock, $0.01 per share               --                --               (374,536)

Net income for the year                                       --                --              2,643,274
                                                       ---------         ---------           ------------

Balance, March 31, 2001                                $(493,757)        $(417,148)          $ 58,726,197
                                                       ---------         ---------           ------------

   The accompanying notes are an integral part of these financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

                                                                                FOR THE YEARS ENDED MARCH 31,
                                                                      ------------------------------------------------
                                                                          2001              2000              1999
Cash flows from operating activities:
    Net income                                                        $  2,643,274      $  6,447,896      $  8,548,656
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation                                                         756,019           696,535           549,930
      Amortization of management contracts                               1,233,278         1,123,262         1,081,895
      Amortization of deferred selling commissions                       2,647,670         1,113,821         6,202,132
      Amortization of unearned compensation                                146,793                --                --
      Deferred tax (benefit) expense                                      (741,960)        1,687,923        (4,656,197)
      Payment of deferred selling commissions                           (3,809,722)       (5,181,570)       (3,876,736)
      Other                                                                243,745        (1,850,898)           51,229
      Change in assets and liabilities:
        Receivables                                                      3,309,736          (392,616)          518,444
        Other assets                                                      (477,581)          126,378          (313,377)
        Payable to Funds for purchases of Funds' shares and
          expense reimbursements                                          (340,547)          330,555            65,687
        Sub-advisory fees payable                                       (3,210,736)         (197,165)         (316,788)
        Accounts payable, accrued expenses and other liabilities           609,069          (943,282)         (143,980)
        Restructuring costs                                              1,769,355                --                --
        Income taxes payable                                              (275,650)       (8,966,267)        9,241,917
                                                                      ------------      ------------      ------------
Net cash provided by (used in) operating activities                      4,502,743        (6,005,428)       16,952,812
                                                                      ------------      ------------      ------------
Cash flows from investing activities:
    Purchase of management contracts                                       (79,874)         (910,169)               --
    Purchases of property and equipment                                   (420,674)         (474,049)         (696,410)
    Proceeds from the sale of marketable securities                      1,602,442         2,515,446                --
    Purchases of marketable securities                                  (1,587,164)       (2,605,582)         (506,219)
    Proceeds from the sale of deferred selling commissions, net                 --                --        20,816,896
                                                                      ------------      ------------      ------------
Net cash (used in) provided by investing activities                       (485,270)       (1,474,354)       19,614,267
                                                                      ------------      ------------      ------------
Cash flows from financing activities:
    Note payable repayments                                                     --                --        (6,800,000)
    Purchase and retirement of common stock                                     --        (2,460,890)         (108,537)
    Proceeds from the exercise of stock options                             59,000             3,750           413,900
    Dividends paid                                                        (374,536)               --                --
                                                                      ------------      ------------      ------------
Net cash used in financing activities                                     (315,536)       (2,457,140)       (6,494,637)
                                                                      ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents                     3,701,937        (9,936,922)       30,072,442
Cash and cash equivalents, beginning of year                            41,095,301        51,032,223        20,959,781
                                                                      ------------      ------------      ------------

Cash and cash equivalents, end of year                                $ 44,797,238      $ 41,095,301      $ 51,032,223
                                                                      ------------      ------------      ------------

Supplemental disclosures:
    Interest paid                                                     $         --      $         --      $    490,783
                                                                      ------------      ------------      ------------
    Income taxes paid                                                 $  3,592,000      $ 11,740,000      $    495,000
                                                                      ------------      ------------      ------------

   The accompanying notes are an integral part of these financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Mackenzie Investment Management Inc. ("MIMI") is a majority-owned subsidiary of Mackenzie Financial Corporation of Toronto, Ontario ("MFC") (see Note 19). MIMI is an investment adviser and has three wholly-owned subsidiaries as follows: Ivy Management, Inc. ("IMI"), an investment adviser; Ivy Mackenzie Distributors, Inc. ("IMDI"), a broker/dealer; and Ivy Mackenzie Services Corp. ("IMSC"), a transfer agent. MIMI and IMI (the "Advisers") are registered with the Securities and Exchange Commission ("SEC") as investment advisers. IMDI is registered with the SEC as a broker-dealer and is a member of the National Association of Securities Dealers, Inc. IMSC is registered with the SEC as a transfer agent.

         The Advisers are engaged in the management of Ivy Fund (the "Funds"), a registered investment company consisting of 16 funds at March 31, 2001. The Advisers have exclusive management agreements entitling them to manage the Funds. The Advisers also provide sub-advisory services to twenty-two Universal mutual funds at March 31, 2001 sold only in Canada and managed by MFC (the "Canadian Funds").

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

         IMSC serves as transfer agent and dividend paying agent for the Funds and provides certain shareholder and shareholder related services as are required by the Funds (see Note 16).

         MIMI also provides certain additional services for the Funds, such as fund accounting and administrative services.

         BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of MIMI and subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

         The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are denominated in U. S. currency. The following is a summary of significant accounting policies consistently followed by the Company in the preparation of its consolidated financial statements.

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

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
         CONTINUED

         MARKETABLE SECURITIES

         Marketable securities are recorded at fair value. Realized gains and losses are based on the specific identification method. For the year ended March 31, 2001, comprehensive income was $2,226,126, comprised of net income of $2,643,274 and accumulated unrealized loss on marketable securities of $417,148 (net of tax). At March 31, 2001, gross unrealized gains and losses on marketable securities were $17,764 and $686,591, respectively. The Company's marketable securities at March 31, 2001 and 2000 are principally invested in the Funds.

         PROPERTY AND EQUIPMENT

         Property and equipment, which are stated at cost, are depreciated on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years except for leasehold improvements. Leasehold improvements are amortized over the lesser of the initial or remaining term of the building lease.

         Additions and improvements that significantly extend the useful life of an asset are capitalized. Other expenditures for repairs and maintenance are charged to operations in the period incurred. The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any related gains or losses are included in operations for the period.

         MANAGEMENT CONTRACTS

         Management contracts, consisting principally of the cost of investment advisory and service contracts, are being amortized over periods not exceeding ten years from their date of inception. Management contracts are shown net of accumulated amortization of $9,188,207 and $7,954,929 at March 31, 2001 and 2000, respectively. Management periodically assesses the value of its management contracts by considering the future economic benefit associated with the revenue capacity of the contracts.

         During September 1999, the Company acquired the assets of the Hudson Capital Appreciation Fund (the "Hudson Fund"), which were merged into the assets of the Ivy US Emerging Growth Fund. Through March 31, 2000, the Company paid approximately $764,000 to obtain the rights to the management contract for such assets. In accordance with the terms of the agreement, a final payment of $76,000 was made by the Company in September 2000 based on the net asset value of the shares outstanding in the Ivy US Emerging Growth Fund from the Hudson Fund acquisition.

         REIMBURSEMENT TO FUNDS FOR EXPENSES

         The Company reimburses certain of the Funds' expenses on a contractual basis. The Company records this commitment on an accrual basis. The expense limitation may be terminated or revised, upon 90 day's prior written notice, by either party without payment or penalty.

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         DEFERRED SELLING COMMISSIONS

         In conjunction with the sale of certain Class A shares sold at net asset value and Class B and C shares, MIMI pays dealers a deferred selling commission. MIMI then amortizes these amounts over periods ranging from five to six years for commissions paid on Class A and B shares and one year for commissions paid on Class C shares.

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

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
         CONTINUED

         LONG-LIVED ASSETS

         Long-lived assets, principally management contracts and deferred selling commissions, are reviewed and evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by comparing the carrying value to the potential future cash flows to be generated by the respective assets. If these factors indicate that the assets are considered impaired, the impairment to be recognized is measured as the excess of the carrying value over the calculated potential future discounted cash flows. The Company does not believe there are any indicators that would suggest an adjustment to such assets or their estimated periods of recovery is considered necessary at March 31, 2001.

         ADVERTISING

         The Company expenses the cost of advertising as incurred.

         STOCK OPTIONS

         The Company has elected to disclose pro forma net income and earnings per share based on fair value accounting rules and not to apply those rules in the consolidated statements of operations. No amounts have been reflected in the consolidated statements of operations as a result of the grant of stock options as the exercise price of the stock options equals or exceeds the market value of the Company's stock on the business day prior to the date of grant. The Company records amounts received upon the exercise of options by crediting common stock and additional paid-in capital. To the extent that the Company realizes an income tax benefit from the exercise or early disposition of certain stock options, this benefit results in a decrease in the current or deferred tax liability and an increase in additional paid-in capital.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses, restructuring costs and the payables to Funds for purchases of Funds' shares approximate fair value due to the short-term maturities of these items.

         SEGMENT REPORTING

         The Company has determined that it operates in a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying consolidated financial statements present financial information in a format that is consistent with the financial information used by management for internal use.

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
         CONTINUED

         NEW ACCOUNTING PRONOUNCEMENTS

         In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB No. 125". Statement No. 140 revises the standards for accounting and reporting of securitizations, other transfers of financial assets and extinguishments of liabilities. Statement No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.

         In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of Financial Accounting Standards Board Statement No. 133". Statement No. 138 expands the normal purchases and sales exception, redefines identified specific risks, recognizes that foreign-currency-denominated assets and liabilities may be the hedged item in fair value or cash flow hedges, and allows the designation of inter-company derivatives as hedging instruments in certain cash flow hedges. Statement No. 133 and 138 are effective for fiscal years beginning after June 15, 2000.

         The implementation of these statements did not have a material effect on the Company's financial position, results of operations or cash flows.

         RECLASSIFICATIONS

         Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform with the 2001 presentation.

2.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                             MARCH 31,
                                                -----------------------------------
                                                    2001                   2000
         Furniture and equipment                $  1,096,457           $  1,035,462
         Computer hardware                         2,196,529              1,905,302
         Computer software                           649,189                594,430
         Leasehold improvements                      515,485                507,323
                                                ------------           ------------

               Total                               4,457,660              4,042,517

         Less accumulated depreciation            (3,708,793)            (2,958,305)
                                                ------------           ------------

                                                $    748,867           $  1,084,212
                                                ============           ============

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       INCOME TAXES

         The provision for income taxes consists of the following:

                                                            YEAR ENDED MARCH 31,
                                         ----------------------------------------------------------
                                             2001                   2000                   1999
         Current income taxes:
             Federal                     $  2,307,983           $  2,367,741           $  8,360,277
             State                            395,080                408,286              1,447,117
                                         ------------           ------------           ------------

                                            2,703,063              2,776,027              9,807,394
                                         ------------           ------------           ------------

         Deferred income taxes:
             Federal                         (633,515)             1,443,757             (3,985,948)
             State                           (108,445)               244,166               (670,249)
                                         ------------           ------------           ------------

                                             (741,960)             1,687,923             (4,656,197)
                                         ------------           ------------           ------------

                                         $  1,961,103           $  4,463,950           $  5,151,197
                                         ============           ============           ============

         A reconciliation of the statutory federal income tax rate to the effective rate is as follows:

                                                              YEAR ENDED MARCH 31,
                                                       -----------------------------------
                                                       2001            2000           1999
         Statutory federal income tax rate             34.0%           34.0%          34.0%
         State taxes, net of federal benefit            4.2             3.7            3.3
         Amortization of management contracts           6.7             2.8            2.3
         Other                                         (2.3)            0.4           (2.0)
                                                       ----            ----           ----

                                                       42.6%           40.9%          37.6%
                                                       ====            ====           ====

         At March 31, 2001 and 2000, deferred income taxes consist of the following:

                                                                    MARCH 31, 2001                       MARCH 31, 2000
                                                                    DEFERRED TAXES                       DEFERRED TAXES
                                                             ----------------------------        -----------------------------
                                                               ASSETS         LIABILITIES          ASSETS          LIABILITIES
                                                             ----------       -----------        ----------        -----------
         Accrued payables not yet deducted for
             tax purposes, including the tax-effected
             restructuring costs of $457,581                 $  856,259       $        --        $   70,407        $        --
         Prepaid Class B and C share commissions                     --         1,851,902                --          1,563,892
         Other                                                  298,383                --           173,329            370,743
                                                             ----------       -----------        ----------        -----------

                                                             $1,154,642       $ 1,851,902        $  243,736        $ 1,934,635
                                                             ==========       ===========        ==========        ===========

         Net deferred tax                                                     $   697,260                          $ 1,690,899
                                                                              ===========                          ===========

4. MANAGEMENT, UNDERWRITING, ADMINISTRATIVE SERVICES, FUND ACCOUNTING AND TRANSFER AGENT AGREEMENTS

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company is the manager of the Funds and, as such, furnishes the Funds with accounting and various other services and office facilities in Boca Raton and Fort Lauderdale, Florida. In addition, the Advisers act as investment adviser for certain of the Funds. For these services and facilities, the Funds pay the Advisers monthly management fees at annual rates ranging from .40% to 1.00% of the Funds' average daily net assets. The Management Agreements may be terminated upon 60 days written notice by a vote of the majority of the outstanding voting securities of the Funds, by vote of a majority of the Fund's entire Board of Trustees, or by the Advisers.

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

         IMSC provides services to the Funds under Transfer Agency and Shareholder Services Agreements. The agreements provide compensation on a per account basis plus reimbursement for out-of-pocket costs. The compensation range on a per account basis per year is $20 to $22. The Transfer Agency and Shareholder Services Agreements may be terminated by IMSC upon 90 days written notice, or by the Funds upon 60 days written notice and authorization by the Fund's Board of Trustees (see
         Note 16).

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

6.       ACCRUED EXPENSES AND OTHER LIABILITIES

         Accrued expenses and other liabilities consist of the following:

                                                               MARCH 31,
                                                    ------------------------------
                                                       2001                2000
         Accrued compensation and benefits          $  409,049          $  245,241
         Due to Purchaser (Note 13)                    297,477             554,029
         Accrued lease expense                         419,867              95,815
         Other                                         896,136             415,999
                                                    ----------          ----------

                                                    $2,022,529          $1,311,084
                                                    ==========          ==========

         In connection with the takeover bid by Investors Group Inc. (see Note
         19), the Company has incurred costs outside of its normal course of business. The takeover bid has caused what is deemed to be a change in control of the Company pursuant to the Management Agreements with the Funds. As a result of the change in control, the Funds are required to solicit approval from the shareholders of the Funds of interim management agreements which are under the same terms and conditions as the Management Agreements (see Note 4) that were previously in place.

         As a result of the solicitation of the shareholders of the Funds and other costs incurred by the Company in connection with the takeover of MFC, the Company will incur approximately $600,000 in costs. Such costs consist principally of legal, printing, mailing, solicitation and other costs related to the proxy statement submitted to the Funds' shareholders and other such matters. The Company has recorded such costs as general and administrative expenses in the accompanying consolidated statement of operations for the year ended March 31, 2001. Approximately $520,000 of such costs is included in accrued expenses and other liabilities in the accompanying consolidated statement of financial condition at March 31, 2001. MFC will reimburse the Company for the amounts, on an after-tax basis, that the Company has incurred in connection with matters described above.

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       ACCRUED EXPENSES AND OTHER LIABILITIES, CONTINUED

         The Company has recorded as additional paid-in-capital at March 31, 2001 approximately $374,000 in amounts due from MFC. Such amounts, which have been included in other receivables in the accompanying consolidated statement of financial condition, will be reimbursed to the Company.

7.       LINE OF CREDIT

         During October 2000, the Company renewed a $10,000,000 line of credit (the "Agreement"), with a maturity date of October 11, 2001, to provide for the Company's general working capital and short-term capital expenditure needs. The original agreement was entered into during October 1999. The Agreement provides for interest and principal on advances outstanding until maturity. The advances bear interest at a fluctuating rate equal to the LIBOR Market Index Rate plus 1.50%. The Agreement requires the Company to maintain a specified consolidated tangible net worth. As of March 31, 2001 and 2000, the Company had no amounts outstanding under the Agreement.

8.       COMMITMENTS

         The Company has various lease agreements for office space and equipment. The Company entered into a new lease effective March 1, 2001 for its corporate offices. The new lease extends through 2013 and has renewal options through 2023. The Company intends to move its corporate offices in July 2001.

         Under operating leases with remaining non-cancelable terms in excess of one year at March 31, 2001, aggregate annual rental payments for office space and equipment are as follows:

                  YEARS ENDING MARCH 31,

                         2002                         $   1,020,000
                         2003                             1,430,000
                         2004                             1,417,000
                         2005                             1,412,000
                         2006                             1,446,000
                         Thereafter                      11,104,000
                                                      -------------

                                                      $  17,829,000
                                                      =============

         Rent expense for the years ended March 31, 2001, 2000 and 1999 was approximately $1,722,000, $992,000 and $899,000, respectively. A portion of these amounts represent the payment of common area operating expenses in connection with the Company's office leases. Total common area operating expenses were approximately $210,000, $157,000 and $136,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

9.       STOCK OPTION PLANS

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company has a stock option plan (the "Option Plan") which provides for the granting of non-incentive and incentive stock options. The maximum number of shares reserved for issuance under the Option Plan is 3,114,220 common shares. Options are granted to key employees of the Company. The Option Plan is administered by the Human Resource and Corporate Governance Committee (the "Committee"), which reports its recommendations to the Board of Directors for specific option grants. Option vesting generally range from one to five years. The exercise price of the options shall not be less than the market price per common share on the Toronto Stock Exchange on the business day prior to the date of the grant.

         Non-incentive options granted under the Option Plan shall expire five years after the date of grant and incentive options shall expire not later than ten years after the date of grant. Information regarding the above options for fiscal years ended March 31, 2001, 2000 and 1999 is as follows:

                                                                                YEAR ENDED
                                               ----------------------------------------------------------------------------
                                                   MARCH 31, 2001             MARCH 31, 2000             MARCH 31, 1999
                                               ----------------------     ----------------------     ----------------------
                                                             WEIGHTED                   WEIGHTED                   WEIGHTED
                                                             AVERAGE                    AVERAGE                    AVERAGE
                                                             EXERCISE                   EXERCISE                   EXERCISE
                                                SHARES        PRICE        SHARES        PRICE        SHARES        PRICE
                                               ---------     --------     ---------     --------     ---------     --------
         Options outstanding, beginning
             of year                           1,505,500      $ 7.07      1,372,500      $ 8.04      1,119,500      $ 7.54
         Options granted                         101,000        5.57        547,000        5.40        674,000        5.81
         Options exercised                       (35,000)       1.69         (3,000)       1.25       (316,000)       1.31
         Options expired                        (249,500)       7.54       (411,000)       8.14       (105,000)       8.61
                                               =========                  =========                  =========
         Options outstanding, end of year      1,322,000        7.01      1,505,500        7.07      1,372,500        8.04
                                               =========                  =========                  =========
         Options exercisable, end of year        767,500        8.09        958,500        8.02        709,500       10.19
                                               =========                  =========                  =========

       Significant option groups outstanding as of March 31, 2001 and related price and life information follows:

                                                        OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                              ----------------------------------------    ------------------------
                                                                            WEIGHTED
                                                               WEIGHTED      AVERAGE                      WEIGHTED
                                                               AVERAGE      REMAINING                     AVERAGE
                                                               EXERCISE    CONTRACTUAL                    EXERCISE
         RANGE OF EXERCISE PRICES             OUTSTANDING       PRICE         LIFE        EXERCISABLE      PRICE
                                              -----------      --------    -----------    -----------     --------

              $1.25-$4.91                        385,500        $ 4.19        3.20          228,000        $ 4.30
              $5.40-$9.62                        718,400          6.64        3.10          321,400          7.31
              $10.92-$12.35                      137,100         12.35        1.40          137,100         12.35
              $14.02-$18.63                       81,000         14.62        1.90           81,000         14.62
                                               ---------        ------        ----          -------        ------
                                               1,322,000        $ 7.01        2.90          767,500        $ 8.09
                                               =========        ======        ====          =======        ======

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       STOCK OPTION PLANS, CONTINUED

         Effective April 20, 2001, all previously unvested options became fully vested and exercisable in accordance with the provisions of the plan, as a result of the change in control of MFC (see Note 19).

         The Company utilizes the "intrinsic value based method" of accounting for stock options issued to employees. Had compensation costs been determined based on the "fair value based method" at the grant date for stock options it would have produced the following results:

                                                            YEAR ENDED MARCH 31,
                                             --------------------------------------------------
                                                2001                2000                1999
         Pro forma net income                $2,090,859          $5,575,611          $6,343,184
         Basic earnings per share                  0.11                0.30                0.33
         Diluted earnings per share                0.11                0.30                0.33

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                      MARCH 31,
                                                        -----------------------------------
                                                        2001           2000            1999
         Dividend yield                                 0.02%          0.00%           0.00%
         Expected volatility                              63%            66%             69%
         Risk free interest rates                       6.54%          6.24%           5.50%
         Expected lives in years                            5              5               5

10.      STOCK COMPENSATION

         In May 2000, the Company awarded a grant of 115,000 shares of the Company's common stock to a key salaried employee. The shares vest in three installments over three years provided the employee remains in the Company's employ on each of the vesting dates. In the event the employment terminates for any reason, all shares, which on the date of such termination have not vested, shall be forfeited and cancelled. The shares issued were recorded at their fair market value on the date of the grant with a corresponding reduction of stockholders' equity, which will be amortized as compensation expense over the related vesting period. Compensation expense of approximately $147,000 was recorded for the year ended March 31, 2001 in connection with this grant.

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      CAPITAL TRANSACTIONS

         In July 2000, the Company entered into a normal course issuer bid, which was approved by the Toronto Stock Exchange ("TSE"), to repurchase up to 500,000 of the outstanding shares of the Company's common stock, representing 2.7% of the issued and outstanding common shares at the date of the notice. The bid will terminate on the earlier of the date on which the maximum number of common shares have been purchased, the date the Company provides notice of termination, or July 23, 2001. The Company has purchased no shares since the bid period commenced.

         In June 1998, the Company entered into a normal course issuer bid, which was approved by the Toronto Stock Exchange, to repurchase up to 5% of the outstanding shares of the Company's common stock. In July 1999, the Company entered into another normal course issuer bid on similar terms. During the years ended March 31, 2000 and 1999, the Company repurchased, 621,400 and 22,800 shares, respectively, at a cost of approximately $2,461,000 and $109,000, respectively. The shares were acquired at market price at the time of the acquisition and were immediately retired. No shares relative to these bids were purchased during the year ended March 31, 2001.

12.      EARNINGS PER SHARE

         The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share for the years ended March 31, 2001, 2000 and 1999:

                                                               2001                2000                1999
         Weighted average number of common shares
         outstanding used in basic calculation              18,631,729          18,781,410          19,137,480

         Effect of dilutive stock options                      102,791              35,660             129,613
                                                            ----------          ----------          ----------

         Weighted average number of common and
         common equivalent shares outstanding used
         in the diluted calculation                         18,734,520          18,817,070          19,267,093
                                                            ==========          ==========          ==========

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      SALE OF DEFERRED SELLING COMMISSIONS

         In March 1999, the Company sold the portion of the deferred selling commissions related to Class B shares to an unrelated third party (the "Purchaser"). The sale resulted in the Company receiving cash proceeds of $21,115,000 and recording a net gain of approximately $41,000 after recording expenses incurred in connection with the transaction for the year ended March 31, 1999.

         As a result of the sale, the Purchaser is entitled to receive 12b-1 Distribution fees of .75% on average daily assets of the mutual funds shares represented by the deferred selling commissions sold ("Eligible Shares"). In addition, the Purchaser will receive any contingent deferred sales charges upon redemption of the Eligible Shares.

14.      PROFIT SHARING PLAN

         MIMI maintains a 401(k) profit sharing plan (the "401(k) Plan") in which all eligible, full-time employees may participate. MIMI contributes to a trust 100% of the first 6% of pay that each employee contributes. Participants are, at all times, fully vested in their contributions, and Company contributions become fully vested to the participants after six years of continued employment. Additionally, on an annual basis, the Board of Directors may vote to make an additional contribution to the 401(k) Plan. MIMI's total contributions for the years ended March 31, 2001, 2000 and 1999 were approximately $443,000, $309,000 and $369,000, respectively.

15.      CONCENTRATION OF RISK

         As of March 31, 2001 and 2000, the Company had approximately $11,794,000 and $10,475,000, respectively, in cash and cash equivalents in excess of Federal deposit insurance limits. The Company's policy is to only have funds on deposit with reputable financial institutions.

         A significant percentage of the Company's assets under management are represented by one fund, Ivy International Fund. A decline in the performance of the Ivy International Fund or the securities markets in general could have an adverse affect on the Company's revenues.

         The Company has dealer agreements with several hundred broker-dealer firms; however, during the years ended March 31, 2001, 2000 and 1999, two firms were responsible for approximately 46%, 60% and 71%, respectively, of the Company's mutual fund sales.

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.      RESTRUCTURING

         During the year ended March 31, 2001, the Company recorded a pre-tax charge of $3,032,000 to cover restructuring costs. The restructuring plans include out-sourcing the transfer agency function as well as downsizing sales and marketing and various support functions. These initiatives are expected to be implemented by July 2001 and result in a total headcount reduction of approximately fifty-five employees. The charges included $2,352,000 related to employee severance compensation and benefits and $680,000 related to lease obligations. As of March 31, 2001, the restructuring accrual has been reduced by a cash payment of twenty-nine severance compensation packages totaling $1,262,000.

17.      EMPLOYMENT AGREEMENTS

         The Board of Directors of MIMI approved Change in Control Employment Agreements (the "Agreements") with corporate officers (hereinafter referred to as "key employees") and an Employee Retention Plan (the "Retention Plan") for all eligible employees. Under the terms of the Agreements, if, at any time within two years of a change in control, as defined in the Agreement, the key employees' position, salary, bonus, place of work, or company-provided benefits are modified, or employment is terminated for any reason other than cause, as defined in the Agreements, then the key employee is entitled to receive a severance payment. Such severance payment is equal to one to two times the key employee's salary and, in most cases, the average of the bonuses received by the key employee for the prior two years. Under the terms of the Retention Plan, in the event of a change in control, as defined in the Retention Plan, each employee of MIMI whose employment is terminated will receive compensation income over a period which will be the greater of: (1) compensation income from the date of termination to November 15, 2001 or (2) one month of compensation income per year of service (to a maximum of 24 months).

18.      DIFFERENCES FROM CANADIAN ACCOUNTING PRINCIPLES

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

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    SUBSEQUENT EVENT

       On April 20, 2001, Investors Group Inc. ("Investors Group"), a leading Canadian financial services organization acquired, through a takeover bid, 98.2% of the outstanding shares of MFC (see Note 6). Investors Group extended the expiry time of its bid to April 30, 2001 to facilitate the purchase of the remaining common shares of MFC. Effective April 30, 2001, Investors Group filed notice of its intention to exercise its right under
       Part XV of the Business Corporation Act (Ontario) to acquire common shares not purchased by it under the bid which will permit them to take MFC private.