Form 10-Q
period 2001-06-30
MACKENZIE INVESTMENT MANAGEMENT INC
filed 2001-08-13
CIK 855711

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

YES [X]  NO [ ]


As of July 25, 2001, there were 18,741,800 shares of the Registrant's Common Stock, par value $.01 per share issued and outstanding.

                      MACKENZIE INVESTMENT MANAGEMENT INC.

                               Index to Form 10-Q

                                     Part I

                              FINANCIAL INFORMATION


                                                                           Page
                                                                           ----
Item 1.    CONDENSED FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets                            1

           Condensed Consolidated Statements of Operations                  2

           Condensed Consolidated Statement of Changes in
             Stockholders' Equity                                           3

           Condensed Consolidated Statements of Cash Flows                  4

           Notes to Condensed Consolidated Financial Statements           5-6

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS               7-11

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK                                          11-12

                                     Part II

                                OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS                                               12

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                       13

Item 3.    DEFAULTS UPON SENIOR SECURITIES                                 13

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF
             SECURITIES HOLDERS                                            13

Item 5.    OTHER INFORMATION                                               13

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                                13

                     PART I. - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

MACKENZIE INVESTMENT MANAGEMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          June 30,
                                                                           2001              March 31,
                                                                        (Unaudited)            2001
                                                                        -----------         -----------
ASSETS:
Cash and cash equivalents                                               $45,523,685         $44,797,238
Marketable securities                                                     2,488,774           2,460,918
Receivables:
  Funds for fees and expense advances                                     2,299,985           2,422,457
  Other                                                                     917,193           1,261,619
Property and equipment, net of accumulated
  depreciation of $3,870,379 as of June 30, 2001
  and $3,708,793 as of March 31, 2001                                       664,852             748,867
Management contracts, net of accumulated
  amortization of $9,498,664 as of June 30, 2001
  and $9,188,207 as of March 31, 2001                                     3,966,331           4,276,788
Deferred selling commissions                                              6,662,631           6,990,800
Other assets                                                              1,386,332           1,102,545
                                                                        -----------         -----------
     TOTAL ASSETS                                                       $63,909,783         $64,061,232
                                                                        ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
  Payable to Funds for purchases of Funds' shares
    and expense reimbursements                                          $   250,104         $   148,373
  Sub-advisory fees payable                                                  36,164              39,258
  Dividends payable                                                         187,418                  --
  Accounts payable                                                          537,581             658,260
  Restructuring costs                                                       718,969           1,769,355
  Accrued expenses and other liabilities                                  2,230,624           2,022,529
  Deferred tax                                                              892,634             697,260
                                                                        -----------         -----------
     Total liabilities                                                    4,853,494           5,335,035
                                                                        -----------         -----------

Commitments and contingencies
Stockholders' equity:
  Capital stock, $0.01 par value, 100,000,000 shares authorized;
    18,741,800 shares issued and outstanding as of
    June 30, 2001 and March 31, 2001                                        187,418             187,418
  Additional paid-in capital                                             39,013,876          39,024,802
  Retained earnings                                                      20,708,895          20,424,882
  Unearned stock compensation                                              (453,723)           (493,757)
  Accumulated other comprehensive loss, net of tax                         (400,177)           (417,148)
                                                                        -----------         -----------
     Total stockholders' equity                                          59,056,289          58,726,197
                                                                        -----------         -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $63,909,783         $64,061,232
                                                                        ===========         ===========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED


                                                               Three Months Ended
                                                                     June 30,
                                                        --------------------------------
                                                            2001                 2000
                                                        -----------          -----------
REVENUES:
  Management fees                                       $ 3,744,032          $ 7,555,887
  Sub-advisory fees from Canadian Funds                   1,950,837            3,029,430
  12b-1 Service and Distribution fees                     1,249,857            2,297,774
  Transfer agent fees                                       636,384              784,870
  Administrative services fees                              411,502              764,066
  Fund accounting fees                                      190,681              209,149
  Underwriting fees                                          21,163              112,582
  Redemption fees                                           325,737              145,251
  Interest, dividends and other                             504,920              673,569
                                                        -----------          -----------
                                                          9,035,113           15,572,578
                                                        -----------          -----------
EXPENSES:
  Sales literature, advertising and promotion               803,582            1,727,359
  12b-1 Service fees                                        918,840            1,789,362
  Employee compensation and benefits                      3,622,210            4,104,947
  Sub-advisory fees                                          90,968            1,864,248
  Amortization of management contracts                      310,457              303,328
  Amortization of deferred selling commissions              540,561              700,420
  Depreciation                                              161,586              195,213
  General and administrative                                999,750            1,865,742
  Occupancy and equipment rental                            378,137              329,637
  Reimbursement to Funds for expenses                       441,688              731,957
                                                        -----------          -----------
                                                          8,267,779           13,612,213
                                                        -----------          -----------
Income before income taxes                                  767,334            1,960,365
  Provision for income taxes                                295,903              811,184
                                                        -----------          -----------
NET INCOME                                              $   471,431          $ 1,149,181
                                                        ===========          ===========
BASIC EARNINGS PER SHARE                                $      0.03          $      0.06
                                                        ===========          ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING USED IN BASIC CALCULATION                  18,660,342           18,669,053
                                                        ===========          ===========
DILUTED EARNINGS PER SHARE                              $      0.03          $      0.06
                                                        ===========          ===========
WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING
  USED IN DILUTED CALCULATION                            18,723,378           18,810,975
                                                        ===========          ===========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED JUNE 30, 2001
UNAUDITED

                                                                                                      Accumulated
                                                                                                        Other
                                   Capital Stock         Additional                     Unearned     Comprehensive      Total
                              -----------------------     Paid-in        Retained         Stock          Loss,       Stockholders'
                                Shares       Amount       Capital        Earnings     Compensation    net of tax        Equity
                              ----------  ------------  ------------   ------------   ------------   -------------   ------------
Balance, March 31, 2001       18,741,800  $    187,418  $ 39,024,802   $ 20,424,882   $   (493,757)  $   (417,148)  $ 58,726,197

Tax expense related to
  partial vesting of
  stock grant                         --            --       (10,926)            --             --             --        (10,926)

Amortization of unearned
  stock compensation                  --            --            --             --         40,034             --         40,034

Other comprehensive
  loss, net of tax                    --            --            --             --             --         16,971         16,971

Cash dividends on common
 stock, $0.01 per share               --            --            --       (187,418)            --             --       (187,418)

Net income for the quarter            --            --            --        471,431             --             --        471,431
                              ----------  ------------  ------------   ------------   ------------   ------------   ------------

Balance, June 30, 2001        18,741,800  $    187,418  $ 39,013,876   $ 20,708,895   $   (453,723)  $   (400,177)  $ 59,056,289
                              ==========  ============  ============   ============   ============   ============   ============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED


                                                                       Three Months Ended
                                                                            June 30,
                                                               -----------------------------------
                                                                   2001                   2000
                                                               ------------           ------------
Cash flows from operating activities:
  Net income                                                   $    471,431           $  1,149,181
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                    161,586                195,213
    Amortization of management contracts                            310,457                303,328
    Amortization of deferred selling commissions                    540,561                700,420
    Amortization of unearned compensation                            40,034                 26,690
    Deferred tax expense                                            174,209                181,302
    Payment of deferred selling commissions                        (212,392)            (1,505,456)
    Other                                                                --                148,967
    Change in assets and liabilities:
      Receivables                                                   466,898              1,480,050
      Other assets                                                 (283,787)              (162,282)
      Payable to Funds for purchases of Funds' shares
        and expense reimbursements                                  101,731               (270,224)
      Sub-advisory fees payable                                      (3,094)            (3,203,737)
      Restructuring costs                                        (1,050,386)                    --
      Accounts payable, accrued expenses and
        other liabilities                                            87,416              1,133,653
      Income taxes payable                                               --                379,882
                                                               ------------           ------------
Net cash provided by operating activities                           804,664                556,987
                                                               ------------           ------------

Cash flows from investing activities:
  Purchase of management contracts                                       --                 (2,386)
  Purchases of property and equipment                               (77,571)               (95,554)
  Purchases of marketable securities                                   (646)              (901,007)
  Proceeds from the sale of marketable securities                        --                567,145
                                                               ------------           ------------
Net cash used in investing activities                               (78,217)              (431,802)
                                                               ------------           ------------

Cash flows from financing activities:
  Proceeds from the exercise of stock options                            --                  4,300
                                                               ------------           ------------
Net cash provided by financing activities                                --                  4,300
                                                               ------------           ------------

Net increase in cash and cash equivalents                           726,447                129,485
Cash and cash equivalents, beginning of period                   44,797,238             41,095,301
                                                               ------------           ------------
Cash and cash equivalents, end of period                       $ 45,523,685           $ 41,224,786
                                                               ============           ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      MACKENZIE INVESTMENT MANAGEMENT INC.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The unaudited interim condensed consolidated financial statements of Mackenzie Investment Management Inc. ("MIMI") and its consolidated subsidiaries (the "Company") included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these condensed consolidated financial statements include all appropriate adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the periods shown. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the three-month period ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the year ended March 31, 2002. These interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended March 31, 2001.

2.   COMPREHENSIVE INCOME

     Comprehensive income was $488,402 and $1,115,527 for the three-month periods ended June 30, 2001 and 2000, respectively. Other comprehensive income / (loss) for the three-month periods ended June 30, 2001 and 2000 relates to unrealized appreciation and depreciation, respectively, on marketable securities.

3.   CASH DIVIDENDS ON COMMON STOCK

     On June 18, 2001, the Company declared a $0.01 per common share cash dividend to shareholders of record on June 27, 2001. The dividend was paid on July 6, 2001.

4.   EARNINGS PER SHARE

     The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share for the three-month periods ended June 30, 2001 and 2000.

                                                        2001          2000
                                                    ----------     ----------
     Weighted average number of common shares
      outstanding used in basic calculation         18,660,342     18,669,053

     Effect of dilutive stock options                   63,036        141,922
                                                    ----------     ----------

     Weighted average number of common and
      common equivalent shares outstanding used in
      the diluted calculation                       18,723,378     18,810,975
                                                    ==========     ==========

     During the three-month periods ended June 30, 2001 and 2000, options to purchase 1,412,964 and 1,106,360, respectively, shares of common stock were excluded from the computation of diluted earnings per share due to their antidilutive effect.

5.   RESTRUCTURING

     During the fourth quarter of fiscal year 2001, the Company recorded a $3,032,000 restructuring charge to cover costs associated with the plan of outsourcing the transfer agency operations and downsizing the sales, marketing and other various support functions. During the same period, the Company made payments totaling $1,263,000 for these costs. For the three-month period ended June 30, 2001, the Company made payments totaling $1,050,000. The Company completed the outsourcing of the transfer agency operation as of June 30, 2001. The Company anticipates that the remaining restructuring costs of $719,000, which principally relates to lease obligations will be paid from funds provided from operations in the ensuing fifteen-month period.

6.   NEW ACCOUNTING PRONOUNCEMENT

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets". The Statement, which is effective for fiscal years beginning after December 15, 2001, revises the accounting, amortization, and disclosure of goodwill and other intangible assets. The Company is in the process of assessing the impact of the Statement on its financial position, results of operations and cash flows.

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

GENERAL

MIMI is a public company listed on the TSE. Its majority shareholder, Mackenzie Financial Corporation ("MFC"), a Toronto-based investment counsel and mutual fund management company, owns approximately 85% of the outstanding common shares of MIMI at June 30, 2001. During the three-month period ended June 30, 2001, Investors Group Inc. completed its take over bid for the outstanding shares of MFC and accordingly, as of June 30, 2001, MFC is a wholly owned subsidiary of Investors Group Inc. MIMI is an investment adviser and has three wholly owned subsidiaries, as follows:

     o    Ivy Management, Inc. ("IMI"), an investment adviser;

     o    Ivy Mackenzie Distributors, Inc. ("IMDI"), a broker/dealer; and

     o Ivy Mackenzie Service Corp. ("IMSC"), a transfer agent. (SEE "OUT-SOURCING THE TRANSFER AGENCY")

The Company's principal business activities are carried on solely in the United States and include:

     o Managing public mutual funds offered in the U.S. by Ivy Fund (the "U.S. Funds") which is a U.S. open-end series investment company registered under the Investment Company Act of 1940, as amended;

     o Providing investment advisory services to the U.S. Funds and sub-advisory services to twenty two Universal Funds at June 30, 2001 sold only in Canada and managed by MFC (the "Canadian Funds");

     o Providing sub-advisory services to five Premier Funds (the "Premier Funds") at June 30, 2001 sold in the U.K., Ireland and Luxembourg and managed by Premier Asset Management PLC ("Premier"); MFC has a less than 25% beneficial interest in Premier as of June 30, 2001;

     o Underwriting, selling and otherwise distributing redeemable shares of the U.S. Funds in the U.S. through various distribution channels; and

     o    Providing administrative and fund accounting services to the U.S.
          Funds.

The Company derives its revenues principally from on-going management fees and sub-advisory fees, calculated as a percentage of average daily net assets under management, and from fees related to services performed for the U.S. Funds under contracts for administrative and fund accounting services. The level of net assets under management is affected by gross sales, redemptions and changes in market values of the mutual fund's portfolio of investments. As the level of assets under management fluctuates so does management, sub-advisory, distribution, and administrative services fee revenue.

OUT-SOURCING THE TRANSFER AGENCY

During the three-month period ended June 30, 2001, IMSC continued to provide transfer agency services to the U.S. Funds. As part of the Company's restructuring plans initiated in the fourth quarter of fiscal year 2001, the Company successfully completed the transition of the transfer agency function to the current third party service provider, PFPC, as of June 30, 2001. The Company is in the process of de-registering IMSC as a transfer agency with the Securities and Exchange Commission. The de-registration will be effective in approximately 60 days.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

ASSETS UNDER MANAGEMENT

Average net assets under management for the U. S. Funds decreased $1,568 million, or 49%, to $1,614 million for the three-month period ended June 30, 2001 from $3,182 million for the three-month period ended June 30, 2000. The Canadian Funds' average net assets decreased to $2,180 million for the three-month period ended June 30, 2001 from $3,240 million for the three-month period ended June 30, 2000, representing a decrease of $1,060 million or 33%.

The change in net assets under management for the U.S. Funds, Canadian Funds and Premier Funds were as follows:


                        (IN MILLIONS, EXCEPT PERCENTAGES)


                                                 Three Months Ended June 30,
                                                 ---------------------------          Dollar            Percent
                                                    2001             2000             Change             Change
                                                  -------           -------           -------            ------
U.S. Funds:
Beginning net assets, March 31st                  $ 1,587           $ 3,512           $(1,925)            (54.8)
   Period activity:
      Sales                                           155               222               (67)            (30.2)
      Redemptions                                    (258)             (516)              258              50.0
      Net Sales/(Net Redemptions)                    (103)             (294)              191              65.0

      Distributions                                    --               (16)               16             100

      Market Appreciation/(Depreciation)               39              (106)              145             136.8
                                                  -------           -------           -------            ------

Ending net assets, June 30th                      $ 1,523           $ 3,096           $(1,573)            (50.8)

CANADIAN FUNDS' NET ASSETS:                       $ 2,089           $ 3,482           $(1,393)            (40.0)

PREMIER FUNDS' NET ASSETS:                        $    35           $     6           $    29             483.3


For the three-month period ended June 30, 2001, the Company's U. S. Funds experienced net redemptions of $103 million as compared to the same period last year when they had net redemptions of $294 million. The U.S. Funds continued to pay cash distributions primarily from the fixed income funds, which declined to $0.4 million for the three month period ended June 30, 2001 from $16 million for the comparable period last year. Market appreciation/ (depreciation) for the U.S Funds increased to $39 million appreciation for the three-month period ended June 30, 2001 as compared to $106 million depreciation for the same period last year.

Ivy International Fund continues to represent a significant portion of the assets under management and the underlying net redemption activity. The following chart reflects this concentration as well as the growth in sales and the decline in redemptions of Ivy International Fund.

                        (IN MILLIONS, EXCEPT PERCENTAGES)


                                                                   For the Three Months
                                                                       Ended June 30,                     Changes
                                                                 ------------------------         -----------------------
                                                                   2001            2000              $               %
                                                                 -------          -------         -------          ------
U.S. Funds' net assets                                           $ 1,523          $ 3,096         $(1,573)          (50.8)
Ivy International Fund's net assets                                  681            1,692          (1,011)          (59.8)
  as a percentage of U.S. Funds' net assets                         44.7%            54.7%

U.S. Funds' sales                                                $   155          $   222         $   (67)          (30.2)
Ivy International Fund's sales                                        75               58              17            29.3
  as a percent of U.S. Funds' sales                                 48.4%            26.1%

U.S. Funds' redemptions                                          $   258          $   516         $  (258)          (50.0)
Ivy International Fund's redemptions                                 141              375            (234)          (62.4)
  as a percent of U.S. Funds' redemptions                           54.7%            72.7%

Net sales/ (redemptions) excluding Ivy International Fund        $   (37)         $    23         $   (60)         (260.8)


REVENUES

As described in further detail below, total revenues decreased by 42% for the three-month period ended June 30, 2001 as compared to the three-month period ended June 30, 2000.

Management fees decreased 50% for the three-month period ended June 30, 2001 as compared to the three-month period ended June 30, 2000 as a result of the decrease in the U.S. Funds' net assets under management.

Sub-advisory fees from the Canadian Funds decreased 36% for the three-month period ended June 30, 2001 as compared to the three-month period ended June 30, 2000 as a result of the decrease in the average net assets of the Canadian Funds.

12b-1 Service and Distribution fees decreased 46% for the three-month period ended June 30, 2001 as compared to the three-month period ended June 30, 2000 due to the decrease in the U.S. Funds' net assets under management.

Administrative service, fund accounting and transfer agent fees collectively decreased 30% for the three-month period ended June 30, 2001 as compared to the three-month period ended June 30, 2000 due to a decline in net assets under management, a decrease in the number of U.S. Funds due to reorganizations and dissolutions in the latter portion of fiscal year 2001 and a decline in the number of U.S. Funds' shareholder accounts.

For the three-month period ended June 30, 2001 as compared to the three-month period ended June 30, 2000, underwriting fees have decreased 81% and redemption fees have increased 124%, due to decreases in Class A share sales and increases in redemptions of Class B and C shares, respectively.

Interest, dividends and other revenue decreased 25% for the three-month period ended June 30, 2001 compared to the three-month period ended June 30, 2000 due to a decrease in investment income earned as a result of declining interest rates.

EXPENSES

As described in further detail below, total operating expenses for the three-month period ended June 30, 2001 decreased 39% compared to the three-month period ended June 30, 2000.

Sales literature, advertising and promotion decreased 53% for the three-month period ended June 30, 2001 compared to the three-month period ended June 30, 2000 due to a re-focused marketing plan.

12b-1 Service fees paid to broker/dealers decreased 49% for the three-month period ended June 30, 2001 compared to the three-month period ended June 30, 2000 due to the decrease in net assets under management.

Employee compensation and benefits decreased 12% for the three-month period ended June 30, 2001 compared to the three-month period ended June 30, 2000. The decrease is due to an overall decrease in the number of employees as of June 30, 2001, which was 89 as compared to 137 at June 30, 2000, a comparative decrease of 35%. During the course of fiscal year 2001 through June 30, 2001, the Company increased its investment advisory personnel by 40% to 28 professionals, in part as a result of the internalization of the management of Ivy International Fund. The increase in investment advisory personnel was offset by the reduction in headcount in connection with the restructuring initiated in the fourth quarter of fiscal year 2001. (See Note 5 - Restructuring, to the condensed consolidated financial statements).

Sub-advisory fees decreased 95% for the three-month period ended June 30, 2001 compared to the three-month period ended June 30, 2000 due to the internalization of the portfolio management of Ivy International Fund during the first quarter of fiscal year 2001.

Amortization of deferred selling commissions decreased 23% for the three-month period ended June 30, 2001 compared to the three-month period ended June 30, 2000 due to a lower Class B and C share asset base and weaker Class B and C share sales.

General and administrative expenses decreased 46% for the three-month period ended June 30, 2001 compared to the three-month period ended June 30, 2000. The decrease was attributable to the general reductions in connection with the restructuring initiated in the fourth quarter of fiscal year 2001 as well as the non-recurrence of costs incurred in the prior year in connection with various fund reorganizations. (See Note 5 - Restructuring, to the condensed consolidated financial statements)

IMI contractually limits total fund expenses for certain U.S. Funds and bears expenses in excess of such limits. The decrease of 40% for the three-month period ended June 30, 2001 compared to the three-month period ended June 30, 2000 resulted from a decrease in the number of funds requiring reimbursement as a result of various fund reorganizations in the later half of fiscal year 2001.

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

The Company's cash and cash equivalents increased by $726,000 for the three-month period from March 31, 2001 to June 30, 2001. The increase resulted from: (1) cash provided by operating activities of $805,000, primarily related to net income and non cash expenses offset by the payment of amounts related to restructuring costs and (2) cash used in investing activities of $78,000, primarily related to purchases of property and equipment.

The payment of deferred selling commissions to broker/dealers was approximately $212,000 for the three-month period ended June 30, 2001 as compared to approximately $1,505,000 for the three-month period ended June 30, 2000. The decrease reflects a decline in Class B and C fund share sales during the three-month period ended June 30, 2001. Commission payments made during the three-month periods ended June 30, 2001 and 2000 were funded internally from operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMPETITION

The financial services industry is highly competitive and has increasingly become a global industry. There are numerous open-end investment companies of varying sizes, investment policies and objectives whose shares are being offered to the public in the U.S. Given the large number of competitors in the U.S., the Company has focused its efforts on becoming an investment specialist with a worldwide perspective offering mutual funds with an emphasis on international investing. With this focus, the Company considers that it has narrowed the competitive field to a certain extent as it competes primarily with mutual fund managers that provide specialty mutual funds, such as international funds, to investors.

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

ASSET MIX

The Company's revenues are derived primarily from investment management activities. Broadly speaking, the direction and fluctuation in the net assets of the U.S. Funds and the Canadian Funds (collectively, the "Funds") depend upon two factors: (1) the level of sales of shares of the Funds as compared to redemptions of the shares of the Funds; and (2) the increase or decrease in the market value of the securities owned by the Funds. The Company is subject to an increased risk of volatility from changes in the global equity markets. Despite this volatility, management believes that in the long run the Company is more competitive as a result of greater diversity of global investments available to its customers.

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

ABSENCE OF PUBLIC TRADING MARKET

MFC owns approximately 85% of the issued and outstanding common shares of the Company as of June 30, 2001. The shares have been thinly traded. Further, the number of common shares of MIMI held by persons other than MFC is very small by market standards and this may have an adverse impact on liquidity and trading of the common shares.

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS:

         None

     (b) REPORTS ON FORM 8-K:

         The Company filed the following Current Reports on Form 8-K during the quarter ended June 30, 2001:

         1. On June 18, 2001, the Company filed a Form 8-K under Item 5 announcing its financial results for the fourth quarter and year ended March 31, 2001.

         2. On June 18, 2001, the Company filed a Form 8-K under Item 5 announcing the declaration of a dividend of U.S. $0.01 per share to shareholders of record on June 27, 2001 with a payable date of July 6, 2001.

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



     Name                                       Capacity                                      Date
     ----                                       --------                                      ----

/s/ KEITH J. CARLSON                President and Chief Executive Officer                July 25, 2001
--------------------------------
     Keith J. Carlson



/s/ BEVERLY YANOWITCH               Vice President and Chief Financial Officer           July 25, 2001
--------------------------------
     Beverly Yanowitch

