Form 10-Q
period 2001-09-30
MACKENZIE INVESTMENT MANAGEMENT INC
filed 2001-11-02
CIK 855711

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 000-17994

MACKENZIE INVESTMENT MANAGEMENT INC.
(Exact name of registrant as specified in its charter)

Delaware	59-2522153
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

925 South Federal Highway, Suite 600
Boca Raton, FL	33432
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (561) 393-8900

(Former address since last report:
700 South Federal Highway, Suite 300
Boca Raton, FL 33432)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]   NO [  ]

As of October 29, 2001, there were 18,741,800 shares of the Registrant’s Common Stock, par value $.01 per share issued and outstanding.

MACKENZIE INVESTMENT MANAGEMENT INC.

Index to Form 10-Q

Part I

FINANCIAL INFORMATION

		Page

Item 1.	CONDENSED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets	1

	Condensed Consolidated Statements of Operations	2

	Condensed Consolidated Statement of Changes in Stockholders’ Equity	3

	Condensed Consolidated Statements of Cash Flows	4

	Notes to Condensed Consolidated Financial Statements	5-6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7-13

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13-15

Part II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	15

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	15

Item 3.	DEFAULTS UPON SENIOR SECURITIES	15

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	15

Item 5.	OTHER INFORMATION	15

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	16

PART 1. — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements
MACKENZIE INVESTMENT MANAGEMENT INC.
Condensed Consolidated Balance Sheets

	September 30,
	2001	March 31,
	(Unaudited)	2001

ASSETS:

Cash and cash equivalents	$45,755,753	$44,797,238

Marketable securities	2,114,331	2,460,918

Receivables:

Funds for fees and expense advances	1,574,450	2,422,457

Other	698,014	1,261,619

Property and equipment, net of accumulated depreciation of $595,939 as of September 30, 2001 and $3,708,793 as of March 31, 2001	1,956,454	748,867

Management contracts, net of accumulated amortization of $9,809,121 as of September 30, 2001 and $9,188,207 as of March 31, 2001	3,655,874	4,276,788

Deferred selling commissions	6,244,942	6,990,800

Other assets	1,582,770	1,102,545

Total assets	$63,582,588	$64,061,232

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Liabilities:

Payable to Funds for purchases of Funds’ shares and expense reimbursements	$183,857	$148,373

Sub-advisory fees payable	25,812	39,258

Accounts payable	246,593	658,260

Restructuring costs	468,609	1,769,355

Accrued expenses and other liabilities	3,036,053	2,022,529

Deferred tax	849,671	697,260

Total liabilities	4,810,595	5,335,035

Commitments and contingencies
Stockholders’ equity:

Capital stock, $0.01 par value, 100,000,000 shares authorized; 18,741,800 shares issued and outstanding as of September 30, 2001 and March 31, 2001	187,418	187,418

Additional paid-in capital	39,089,503	39,024,802

Retained earnings	20,542,895	20,424,882

Unearned stock compensation	(413,689)	(493,757)

Accumulated other comprehensive loss, net of tax	(634,134)	(417,148)

Total stockholders’ equity	58,771,993	58,726,197

Total liabilities and stockholders’ equity	$63,582,588	$64,061,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.

Condensed Consolidated Statements of Operations
Unaudited

	Three months ended		Six months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:

Management fees	$3,139,254	$6,859,317	$6,883,285	$14,415,204

Sub-advisory fees from Canadian Funds	1,781,059	2,586,868	3,731,896	5,616,298

12b-1 Service and Distribution fees	1,057,664	2,146,902	2,307,521	4,444,676

Transfer agent fees	—	746,915	627,384	1,531,784

Administrative services fees	346,994	704,807	758,496	1,468,873

Fund accounting fees	185,219	201,543	375,900	410,692

Underwriting fees	12,624	77,246	33,787	189,829

Redemption fees	222,412	172,028	548,149	317,279

Interest, dividends and other	325,974	776,049	839,896	1,449,618

	7,071,200	14,271,675	16,106,314	29,844,253

Expenses:

Sales literature, advertising and promotion	457,794	1,552,064	1,261,376	3,279,423

12b-1 Service fees	757,582	1,601,185	1,676,422	3,390,546

Employee compensation and benefits	3,273,954	4,033,627	6,896,164	8,138,574

Sub-advisory fees	72,475	139,732	163,443	2,003,980

Amortization of management contracts	310,457	309,035	620,914	612,364

Amortization of deferred selling commissions	519,573	643,991	1,060,135	1,344,411

Depreciation	140,044	196,194	301,630	391,407

General and administrative	843,129	1,701,974	1,842,880	3,567,716

Occupancy and equipment rental	390,187	407,796	768,324	737,433

Reimbursement to Funds for expenses	532,146	371,101	973,833	1,103,058

	7,297,341	10,956,699	15,565,121	24,568,912

(Loss) income before income taxes	(226,141)	3,314,976	541,193	5,275,341

(Benefit) provision for income taxes	(60,141)	1,367,772	235,762	2,178,956

Net (loss) income	$(166,000)	$1,947,204	$305,431	$3,096,385

Basic (loss) earnings per share	$(0.01)	$0.10	$0.02	$0.17

Weighted average number of common shares outstanding used in basic calculation	18,667,529	18,606,640	18,667,529	18,605,719

Diluted (loss) earnings per share	$(0.01)	$0.10	$0.02	$0.17

Weighted average number of common and common equivalent shares outstanding used in diluted calculation*	18,667,529	18,719,917	18,677,962	18,734,930

Weighted average common stock equivalents of 495 for the three month period ended September 30, 2001 have been excluded from the diluted calculation, due to their anti-dilutive effect in a net loss period.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the six months ended September 30, 2001
Unaudited

						Accumulated
	Capital Stock		Additional		Unearned	Other	Total
			Paid-in	Retained	Stock	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Compensation	Loss, net of tax	Equity

Balance, March 31, 2001	18,741,800	$187,418	$39,024,802	$20,424,882	$(493,757)	$(417,148)	$58,726,197

Tax expense related to partial vesting of stock grant	—	—	(10,926)	—	—	—	(10,926)

Amortization of unearned stock compensation	—	—	—	—	80,068	—	80,068

Capital contribution	—	—	75,627	—	—	—	75,627

Other comprehensive loss, net of tax	—	—	—	—	—	(216,986)	(216,986)

Cash dividends on common stock, $0.01 per share	—	—	—	(187,418)	—	—	(187,418)

Net income for the period	—	—	—	305,431	—	—	305,431

Balance, September 30, 2001	18,741,800	$187,418	$39,089,503	$20,542,895	$(413,689)	$(634,134)	$58,771,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.

Condensed Consolidated Statements of Cash Flows
Unaudited

	Six months ended
	September 30,

	2001	2000

Cash flows from operating activities:

Net income	$305,431	$3,096,385

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	301,630	391,407

Loss on disposal of property and equipment	66,111	—

Amortization of management contracts	620,914	612,364

Amortization of deferred selling commissions	1,060,135	1,344,411

Amortization of unearned compensation	80,068	66,724

Deferred tax expense	272,400	321,110

Payment of deferred selling commissions	(314,278)	(2,758,231)

Other	—	148,966

Change in assets and liabilities:

Receivables	1,114,764	2,347,165

Other assets	(480,225)	(206,528)

Payable to Funds for purchases of Funds’ shares and expense reimbursements	35,484	(326,071)

Sub-advisory fees payable	(13,446)	(3,201,155)

Restructuring costs	(1,300,746)	—

Accounts payable, accrued expenses and other liabilities	601,857	2,220,701

Income taxes payable	—	387,846

Net cash provided by operating activities	2,350,099	4,445,094

Cash flows from investing activities:

Purchase of management contracts	—	(79,874)

Purchases of property and equipment	(1,575,327)	(205,205)

Purchases of marketable securities	(1,314)	(941,748)

Proceeds from the sale of marketable securities	—	567,145

Net cash used in investing activities	(1,576,641)	(659,682)

Cash flows from financing activities:

Capital contribution	372,475	—

Proceeds from the exercise of stock options	—	21,500

Dividends paid	(187,418)	(187,118)

Net cash provided by (used in) financing activities	185,057	(165,618)

Net increase in cash and cash equivalents	958,515	3,619,794

Cash and cash equivalents, beginning of period	44,797,238	41,095,301

Cash and cash equivalents, end of period	$45,755,753	$44,715,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.

Notes to Condensed Consolidated Financial Statements
September 30, 2001
(Unaudited)

1.     Basis of Presentation

The unaudited interim condensed consolidated financial statements of Mackenzie Investment Management Inc. (“MIMI”) and its consolidated subsidiaries (the “Company”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these condensed consolidated financial statements include all appropriate adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the periods shown. The results of operations for the six-month period ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the year ended March 31, 2002. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2001.

2.     Comprehensive Income

Comprehensive income was $88,445 and $2,970,905 for the six-month periods ended September 30, 2001 and 2000, respectively. Other comprehensive income (loss) for the six-month periods ended September 30, 2001 and 2000 relates to unrealized appreciation and depreciation, respectively, on marketable securities.

3.     Earnings (loss) Per Share

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings (loss) per share for the three and six-month periods ended September 30, 2001 and 2000:

	Three months ended		Six months ended
	September 30,		September 30,

	2001	2000	2001	2000

Weighted average number of common shares outstanding used in basic calculation	18,667,529	18,606,640	18,667,529	18,605,719

Effect of dilutive stock options	—	113,277	10,433	129,211

Weighted average number of common and common equivalent shares outstanding used in the diluted calculation	18,667,529	18,719,917	18,677,962	18,734,930

Options to purchase common stock excluded from the computation of diluted earnings per share due to their antidilutive effect	1,446,000	1,360,223	1,435,567	1,344,289

4.     Restructuring

During the fourth quarter of fiscal year 2001, the Company recorded a $3,032,000 restructuring charge to cover costs associated with the plan of outsourcing the transfer agency operations and downsizing the sales, marketing and other various support functions. During the same period, the Company made payments totaling $1,263,000 for these costs. For the six-month period ended

September 30, 2001, the Company made payments totaling $1,300,000. The Company completed the outsourcing of the transfer agency operation as of June 30, 2001. The Company anticipates that the remaining restructuring costs of $469,000, which principally relates to lease obligations, will be paid from funds provided from operations in the ensuing twelve-month period.

5.     New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”. The Statement, which is effective for fiscal years beginning after December 15, 2001, revises the accounting, amortization, and disclosure of goodwill and other intangible assets. The Company is in the process of assessing the impact of the Statement on its financial position, results of operations and cash flows.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Statement No. 144, which is effective for financial statements for years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment or disposal of certain long-lived assets. In conjunction with the adoption of Statement No. 142 above, the Company is in the process of assessing the impact of Statement No. 144 on its financial position, results of operations and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements in the Quarterly Report on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the loss of, or the failure to replace, any significant sub-advisory relationships; changes in the relative investment performance; and investor sentiment for international investing. The Company wishes to caution readers not to place undue reliance on such forward-looking statements and remind readers that these forward-looking statements speak only as of the date of this Quarterly Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

GENERAL

MIMI is a public company listed on the TSE. Its majority shareholder, Mackenzie Financial Corporation (“MFC”), a Toronto-based investment counsel and mutual fund management company, owns approximately 85% of the outstanding common shares of MIMI at September 30, 2001. During the three-month period ended June 30, 2001, Investors Group Inc. completed its take over bid for the outstanding shares of MFC and accordingly, as of September 30, 2001, MFC is a wholly owned subsidiary of Investors Group Inc. MIMI is an investment adviser and has three wholly owned subsidiaries, as follows:

•	Ivy Management, Inc. (“IMI”), an investment adviser;
•	Ivy Mackenzie Distributors, Inc. (“IMDI”), a broker/dealer; and
•	Ivy Mackenzie Service Corp. (“IMSC”), formerly a transfer agent. (see “Out-sourcing the Transfer Agency”).

The Company’s principal business activities are carried on solely in the United States and include:

•	Managing public mutual funds offered in the U.S. by Ivy Fund (the “U.S. Funds”) which is a U.S. open-end series investment company registered under the Investment Company Act of 1940, as amended;
•	Providing investment advisory services to the U.S. Funds and sub-advisory services to twenty two Universal Funds at September 30, 2001 sold only in Canada and managed by MFC (the “Canadian Funds”);
•	Providing sub-advisory services to five Premier Funds (the “Premier Funds”) at September 30, 2001 sold in the U.K., Ireland and Luxembourg and managed by Premier Asset Management PLC (“Premier”); MFC has a less than 25% beneficial interest in Premier as of September 30, 2001;
•	Underwriting, selling and otherwise distributing redeemable shares of the U.S. Funds in the U.S. through various distribution channels; and
•	Providing administrative and fund accounting services to the U.S. Funds.

The Company derives its revenues principally from on-going management fees and sub-advisory fees, calculated as a percentage of average daily net assets under management, and from fees related to services performed for the U.S. Funds under contracts for administrative and fund accounting services. The level of net assets under management is affected by gross sales, redemptions and changes in market values of the mutual fund’s portfolio of investments. As the level of assets under management fluctuates so does management, sub-advisory, distribution, and administrative services fee revenue.

Out-sourcing the Transfer Agency

During the three-month period ended June 30, 2001, IMSC continued to provide transfer agency services to the U.S. Funds. As part of the Company’s restructuring plans initiated in the fourth quarter of fiscal year 2001, the Company successfully completed the transition of the transfer agency function to the current third party service provider, PFPC Inc., as of June 30, 2001. Effective August 31, 2001, the Company completed the process of de-registering IMSC as a transfer agent with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Six Months Ended September 30, 2001 Compared to Six Months Ended September 30, 2000

Assets Under Management

The Company continues to experience the turmoil in the world financial markets while the recent terrorist activity has had the effect of intensifying the decline in assets under management. Average net assets under management for the U. S. Funds decreased $1,555 million, or 51%, to $1,475 million for the six-month period ended September 30, 2001 from $3,030 million for the six-month period ended September 30, 2000. The Canadian Funds’ average net assets decreased to $2,031 million for the six-month period ended September 30, 2001 from $3,356 million for the six-month period ended September 30, 2000, representing a decrease of $1,325 million or 39%.

The change in net assets under management for the U.S. Funds, Canadian Funds and Premier Funds is as follows:

(In Millions, except percentages)

	Six Months Ended September 30,
			Dollar	Percent
U.S. Funds:	2001	2000	Change	Change

Beginning net assets, March 31st	$1,587	$3,512	$(1,925)	(54.8)

Period activity:

Sales	204	411	(207)	(50.4)

Redemptions	(423)	(941)	(518)	(55.0)

Net Sales (Redemptions)	(219)	(530)	311	58.7

Market Appreciation (Depreciation)	(238)	(366)	128	35.0

Ending net assets, September 30th	$1,130	$2,616	$(1,486)	(56.8)

Canadian Funds’ net assets:	$1,626	$3,398	$(1,772)	(52.1)

Premier Funds’ net assets:	$42	$29	$13	44.8

For the six-month period ended September 30, 2001, the Company’s U. S. Funds experienced net redemptions of $219 million as compared to the same period last year when they had net redemptions of $530 million. Market appreciation for the U.S Funds decreased to $238 million depreciation for the six-month period ended September 30, 2001 as compared to $366 million depreciation for the same period last year.

Ivy International Fund continues to represent a significant portion of the assets under management and the underlying net redemption activity. The following chart reflects this concentration as well as the decline in redemptions of Ivy International Fund:

(In Millions, except percentages)

	For the Six Months
	ended September 30,		Changes

	2001	2000	$	%

U.S. Funds’ net assets at September 30th	$1,130	$2,616	$(1,486)	(56.8)

Ivy International Fund’s net assets at September 30th	514	1,286	(772)	(60.0)

as a percentage of U.S. Funds’ net assets	45.5%	49.2%

U.S. Funds’ sales	$204	$411	$(207)	(50.4)

Ivy International Fund’s sales	105	118	(13)	(11.0)

as a percent of U.S. Funds’ sales	51.5%	28.7%

U.S. Funds’ redemptions	$423	$941	$(518)	(55.0)

Ivy International Fund’s redemptions	227	669	(442)	(66.1)

as a percent of U.S. Funds’ redemptions	53.7%	71.1%

Net sales/(redemptions) excluding Ivy International Fund	$(97)	$21	$(118)	(561.9)

Revenues

As described in further detail below, total revenues decreased by 46% for the six-month period ended September 30, 2001 as compared to the six-month period ended September 30, 2000.

Management fees decreased 52% for the six-month period ended September 30, 2001 as compared to the six-month period ended September 30, 2000 as a result of the decrease in the U.S. Funds’ net assets under management.

Sub-advisory fees from the Canadian Funds decreased 34% for the six-month period ended September 30, 2001 as compared to the six-month period ended September 30, 2000 as a result of the decrease in the average net assets of the Canadian Funds.

12b-1 Service and Distribution fees decreased 48% for the six-month period ended September 30, 2001 as compared to the six-month period ended September 30, 2000 due to the decrease in the U.S. Funds’ net assets under management.

Administrative service, fund accounting and transfer agent fees collectively decreased 48% for the six-month period ended September 30, 2001 as compared to the six-month period ended September 30, 2000 due to the decline in net assets under management, outsourcing of the Company’s internal transfer agency and a decrease in the number of U.S. Funds due to reorganizations and dissolutions in the latter portion of fiscal year 2001.

For the six-month period ended September 30, 2001 as compared to the six-month period ended September 30, 2000, underwriting fees have decreased 82% and redemption fees have increased 73%, due to decreases in Class A share sales and increases in redemptions of Class B and C shares, respectively.

Interest, dividends and other revenue decreased 42% for the six-month period ended September 30, 2001 compared to the six-month period ended September 30, 2000 due to a decrease in investment income earned as a result of declining interest rates.

Expenses

As described in further detail below, total operating expenses for the six-month period ended September 30, 2001 decreased 37% compared to the six-month period ended September 30, 2000.

Sales literature, advertising and promotion decreased 62% for the six-month period ended September 30, 2001 compared to the six-month period ended September 30, 2000 due to a re-focused marketing plan.

12b-1 Service fees paid to broker/dealers decreased 51% for the six-month period ended September 30, 2001 compared to the six-month period ended September 30, 2000 due to the decrease in net assets under management.

Employee compensation and benefits decreased 15% for the six-month period ended September 30, 2001 compared to the six-month period ended September 30, 2000. The decrease is due to an overall decrease in the number of employees as of September 30, 2001, which was 89 as compared to 140 at September 30, 2000, a comparative decrease of 36%. During the course of fiscal year 2001 through September 30, 2001, the Company increased its investment advisory personnel by 40% to 28 professionals, in part as a result of the internalization of the management of Ivy International Fund. The increase in investment advisory personnel was offset by the reduction in headcount in connection with the restructuring initiated in the fourth quarter of fiscal year 2001 (See Note 4 - Restructuring, to the condensed consolidated financial statements).

Sub-advisory fees decreased 92% for the six-month period ended September 30, 2001 compared to the six-month period ended September 30, 2000 due to a decline in sub-advised net assets and the internalization of the portfolio management of Ivy International Fund during the first quarter of fiscal year 2001.

Amortization of deferred selling commissions decreased 21% for the six-month period ended September 30, 2001 compared to the six-month period ended September 30, 2000 due to a lower Class B and C share asset base and weaker Class B and C share sales.

General and administrative expenses decreased 48% for the six-month period ended September 30, 2001 compared to the six-month period ended September 30, 2000. The decrease was attributable to the outsourcing of the transfer agency, the general reductions in connection with the restructuring initiated in the fourth quarter of fiscal year 2001 as well as the non-recurrence of costs incurred in the prior year in connection with various fund reorganizations (See Note 4 — Restructuring, to the condensed consolidated financial statements).

IMI contractually limits total fund expenses for certain U.S. Funds and bears expenses in excess of such limits. The decrease of 12% for the six-month period ended September 30, 2001 compared to the six-month period ended September 30, 2000 resulted from a decrease in the number of funds requiring reimbursement as a result of various fund reorganizations in the latter half of fiscal year 2001 largely offset by an increase in the reimbursement due to a decrease in net asset value of the funds for which IMI limits expenses.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Assets Under Management

Average net assets under management for the U. S. Funds decreased $1,542 million, or 54%, to $1,338 million for the three-month period ended September 30, 2001 from $2,880 million for the three-month period ended September 30, 2000. The Canadian Funds’ average net assets decreased to $1,884 million for the three-month period ended September 30, 2001 from $3,470 million for the three-month period ended September 30, 2000, representing a decrease of $1,586 million or 46%.

The change in net assets under management for the U.S. Funds is as follows:

(In Millions, except percentages)

	Three Months Ended
	September 30		Dollar	Percent
U.S. Funds:	2001	2000	Changes	Changes

Beginning net assets, June 30th	$1,523	$3,096	$(1,573)	(50.8)

Period activity:

Sales	48	189	(141)	(74.6)

Redemptions	(165)	(425)	(260)	(61.2)

Net Sales (Redemptions)	(117)	(236)	119	50.4

Market Appreciation (Depreciation)	(276)	(244)	(32)	(13.1)

Ending net assets, September 30th	$1,130	$2,616	$(1,486)	(56.8)

For the three-month period ended September 30, 2001, the Company’s U. S. Funds experienced net redemptions of $117 million as compared to the same period last year when they had net redemptions of $236 million. Market appreciation/ (depreciation) for the U.S Funds increased to $276 million depreciation for the three-month period ended September 30, 2001 as compared to $244 million depreciation for the same period last year.

Ivy International Fund continues to represent a significant portion of the assets under management and the underlying net redemption activity. The following chart reflects this concentration:

(In Millions, except percentages)

	For the Three Months
	ended September 30,		Changes

	2001	2000	$	%

U.S. Funds’ net assets at September 30th	$1,130	$2,616	$(1,486)	(56.8)

Ivy International Fund’s net assets at September 30th	514	1,286	(772)	(60.0)

as a percentage of U.S. Funds’ net assets	45.5%	49.2%

U.S. Funds’ sales	$48	$189	$(141)	(74.6)

Ivy International Fund’s sales	31	60	(29)	(48.3)

as a percent of U.S. Funds’ sales	64.6%	31.7%

U.S. Funds’ redemptions	$165	$425	$(260)	(61.2)

Ivy International Fund’s redemptions	87	293	(206)	(70.3)

as a percent of U.S. Funds’ redemptions	52.7%	68.9%

Net sales / (redemptions) excluding Ivy International Fund	$(61)	$(3)	$(58)	(1933.3)

Revenues

As described in further detail below, total revenues decreased by 50% for the three-month period ended September 30, 2001 as compared to the three-month period ended September 30, 2000.

Management fees decreased 54% for the three-month period ended September 30, 2001 as compared to the three-month period ended September 30, 2000 as a result of the decrease in the U.S. Funds’ net assets under management.

Sub-advisory fees from the Canadian Funds decreased 31% for the three-month period ended September 30, 2001 as compared to the three-month period ended September 30, 2000 as a result of the decrease in the average net assets of the Canadian Funds.

12b-1 Service and Distribution fees decreased 51% for the three-month period ended September 30, 2001 as compared to the three-month period ended September 30, 2000 due to the decrease in the U.S. Funds’ net assets under management.

Administrative service, fund accounting and transfer agent fees collectively decreased 68% for the three-month period ended September 30, 2001 as compared to the three-month period ended September 30, 2000 due to a decline in net assets under management, the outsourcing of the Company’s internal transfer agency and a decrease in the number of U.S. Funds due to reorganizations and dissolutions in the latter portion of fiscal year 2001.

For the three-month period ended September 30, 2001 as compared to the three-month period ended September 30, 2000, underwriting fees have decreased 84% and redemption fees have increased 29%, due to decreases in Class A share sales and increases in redemptions of Class B and C shares, respectively.

Interest, dividends and other revenue decreased 58% for the three-month period ended September 30, 2001 compared to the three-month period ended September 30, 2000 due to a decrease in investment income earned as a result of declining interest rates.

Expenses

As described in further detail below, total operating expenses for the three-month period ended September 30, 2001 decreased 33% compared to the three-month period ended September 30, 2000.

Sales literature, advertising and promotion decreased 71% for the three-month period ended September 30, 2001 compared to the three-month period ended September 30, 2000 due to a re-focused marketing plan.

12b-1 Service fees paid to broker/dealers decreased 53% for the three-month period ended September 30, 2001 compared to the three-month period ended September 30, 2000 due to the decrease in net assets under management.

Employee compensation and benefits decreased 19% for the three-month period ended September 30, 2001 compared to the three-month period ended September 30, 2000. The decrease is due to an overall decrease in the number of employees as of September 30, 2001, which was 89 as compared to 140 at September 30, 2000, a comparative decrease of 36%. During the course of fiscal year 2001 through September 30, 2001, the Company increased its investment advisory personnel by 40% to 28 professionals, in part as a result of the internalization of the management of Ivy International Fund. The increase in investment advisory personnel was offset by the reduction in headcount in connection with the restructuring initiated in the fourth quarter of fiscal year 2001 (See Note 4 - Restructuring, to the condensed consolidated financial statements).

Sub-advisory fees decreased 48% for the three-month period ended September 30, 2001 compared to the three-month period ended September 30, 2000 due to a decline in sub-advised net assets.

Amortization of deferred selling commissions decreased 19% for the three-month period ended September 30, 2001 compared to the three-month period ended September 30, 2000 due to a lower Class B and C share asset base and weaker Class B and C share sales.

General and administrative expenses decreased 50% for the three-month period ended September 30, 2001 compared to the three-month period ended September 30, 2000. The decrease was attributable to the outsourcing of the transfer agency and the general reductions in connection with the restructuring initiated in the fourth quarter of fiscal year 2001 reorganizations (See Note 4 - Restructuring, to the condensed consolidated financial statements) as well as the non-recurrence of costs incurred in the prior year in connection with various fund.

IMI contractually limits total fund expenses for certain U.S. Funds and bears expenses in excess of such limits. The increase of 43% for the three-month period ended September 30, 2001 compared to the three-month period ended September 30, 2000 resulted from a decrease in the net asset values of funds for which IMI voluntarily limits expense.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources are primarily derived from the operating cash flows received by the Company from managing and providing investment advisory services to the Ivy Funds and from providing sub-advisory services to the Canadian Funds. The Company manages its resources to ensure the availability of sufficient cash flows to meet all of its financial commitments. The Company believes the cash and cash equivalents at September 30, 2001, and cash expected to be generated from operations, will be sufficient to meet working capital requirements and required capital expenditures for at least the next twelve months.

The Company’s cash and cash equivalents increased by $959,000 for the six-month period from March 31, 2001 to September 30, 2001. The increase resulted from: (1) cash provided by operating activities of $2,350,000, primarily related to net income, a decrease in receivables, an increase in accounts payable and accrued expenses and offset by the payment of amounts related to restructuring costs and other assets; (2) cash used in investing activities of $1,577,000, primarily related to purchases of property and equipment; and (3) cash provided by financing activities of $185,000 primarily related to a capital contribution from MFC for costs incurred with respect to the change in control of MFC offset by the payment of dividends.

The payment of deferred selling commissions to broker/dealers was approximately $314,000 for the six-month period ended September 30, 2001 as compared to approximately $2,758,000 for the six-month period ended September 30, 2000. The decrease reflects a decline in Class B and C fund share sales during the six-month period ended September 30, 2001. Commission payments made during the six-month periods ended September 30, 2001 and 2000 were funded internally from operations.

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

The Company competes with the financial services and other investment alternatives offered by stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. Many of the Company’s competitors have substantially greater resources than the Company. In addition, there has been a trend of consolidation in the mutual fund industry, which has resulted in stronger competitors. Such competition could negatively impact the Company’s market share, revenues and net income.

Asset Mix

The Company’s revenues are derived primarily from investment management activities. Broadly speaking, the direction and fluctuation in the net assets of the U.S. Funds and the Canadian Funds (collectively, the “Funds”) depend upon two factors: (1) the level of sales of shares of the Funds as compared to redemptions of the shares of the Funds; and (2) the increase or decrease in the market value of the securities owned by the Funds. The Company is subject to an increased risk of volatility from changes in the global equity markets. Despite this volatility, management believes that in the long run the Company is more competitive as a result of greater diversity of global investments available to its customers.

Market values are affected by many things, including the general condition of national and world economics and the direction and volume of changes in interest rates and/or inflation rates. Fluctuations in interest rates and in the yield curve will have an effect on fixed-income net assets under management as well as on the flow of monies to and from fixed-income funds and, as a result, will affect the Company’s revenues from such funds. The effects of the foregoing factors on equity funds and fixed-income funds often operate inversely and it is, therefore, difficult to predict the net effect of any particular set of conditions on the level of net assets under management.

Certain portions of the Company’s managed portfolios are invested in various securities of corporations located or doing business in developing regions of the world, commonly known as emerging markets. These portfolios and the Company’s revenues derived from the management of such portfolios are subject to significant risks of loss from, among other factors, unfavorable political and diplomatic developments, currency fluctuations, social instability, changes in governmental policies, expropriation, nationalization, confiscation of assets and changes in legislation relating to foreign ownership. Foreign trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile.

Investor Sentiment for International Investing

Given the risk associated with investing in foreign and emerging markets, investors may from time to time be less supportive of investing in international funds than in U.S. equity or fixed income funds and sales of those Funds, which invest in these areas, may decrease.

Regulatory Environment

Virtually all aspects of the Company’s business are subject to various federal and state laws and regulations. As discussed above, the Company and its subsidiaries are registered with federal and state governmental agencies. These supervisory agencies have broad administrative powers, including the power to limit or restrict the Company from carrying on its business if it fails to comply with applicable laws and regulations. In the event of non-compliance, the possible sanctions that may be imposed include suspending individual employees, limiting the Company’s ability to engage in business for specified periods of time, revoking the investment advisor or broker-dealer registrations and censures and fines.

Absence of Public Trading Market

MFC owns approximately 85% of the issued and outstanding common shares of the Company as of September 30, 2001. The shares have been thinly traded. Further, the number of common shares of MIMI held by persons other than MFC is very small by market standards and this may have an adverse impact on liquidity and trading of the common shares.

PART II — OTHER INFORMATION

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

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Securities Holders

At the Company’s Annual and Special Meeting of Shareholders held on September 19, 2001, the election of the Board of Directors’ nominees was approved and the appointment of the auditors and the authorization of the Board of Directors to fix the remuneration of the auditors was approved.

Item 1: The shareholders voted to elect the nominees for directors as follows:

Name	Votes For	Votes Against	Abstentions

James W. Broadfoot III	17,269,035	—	2,000

Keith J. Carlson	17,269,035	—	2,000

Alan J. Dilworth	17,269,035	—	2,000

James L. Hunter	17,269,035	—	2,000

Neil Lovatt	17,269,035	—	2,000

Alasdair J. McKichan	17,269,035	—	2,000

Allan S. Mostoff	17,269,035	—	2,000

Michael R. Peers	17,269,035	—	2,000

Item 2: The shareholders voted to approve the appointment of PricewaterhouseCoopers LLP as the Company’s auditors and for the directors to fix the remuneration of the auditors as follows:

Votes For	Votes Against	Abstentions

17,270,005	—	1,030

Item 5. Other Information

At a meeting of the Company’s Board of Directors, following the Annual and Special Meeting of Shareholders held on September 19, 2001, the Board re-elected Ed Lill to the Company’s Board of Directors. As denoted in Item 6, the election of Ed Lill to the Board of Directors was announced August

13, 2001, subsequent to the circulation of a shareholder proxy for the September 19th meeting. The re-election was precipitated by the election of a new Board of Directors at the annual shareholder meeting.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

     The following exhibit is filed herewith or incorporated by reference as indicated below.

Exhibit #

10.39	Change in Control Agreement – Stephen Barrett	Filed herewith

     (b)  Reports on Form 8-K:

     The Company filed the following Current Reports on Form 8-K during the quarter ended September 30, 2001:

1.	On September 13, 2001, the Company filed a Form 8-K under Item 5 announcing the rescheduling of the Company’s Annual and Special Meeting of Shareholders for Wednesday, September 19, 2001.

2.	On September 11, 2001, the Company filed a Form 8-K under Item 5 announcing the cancellation of the Company’s Annual and Special Meeting of Shareholders originally scheduled for Thursday, September 13, 2001.

3.	On August 13, 2001, the Company filed a Form 8-K under Item 5 announcing a recent change to the Board of Directors of the Company.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ KEITH J. CARLSON

Keith J. Carlson	President and Chief Executive Officer	November 2, 2001

/s/ BEVERLY YANOWITCH

Beverly Yanowitch	Vice President and Chief Financial Officer	November 2, 2001