Form 10-Q
period 2001-12-31
MACKENZIE INVESTMENT MANAGEMENT INC
filed 2002-02-01
CIK 855711

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission File No. 000-17994

MACKENZIE INVESTMENT MANAGEMENT INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	59-2522153 (IRS Employer Identification No.)

925 SOUTH FEDERAL HIGHWAY, SUITE 600 BOCA RATON, FL (Address of principal executive offices)	33432 (Zip Code)

Registrant’s telephone number, including area code (561) 393-8900

(Former name, former address and former fiscal year, if changed since last report:)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]    NO [    ]

As of January 29, 2002, there were 18,655,550 shares of the Registrant’s Common Stock, par value $.01 per share issued and outstanding.

MACKENZIE INVESTMENT MANAGEMENT INC.

Index to Form 10-Q

		PAGE

	PART I

	FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets	3

	Condensed Consolidated Statements of Operations	4

	Condensed Consolidated Statement of Changes in

	Stockholders’ Equity	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7-8

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9-15

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15-16

	PART II

	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	17

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	17

Item 3.	DEFAULTS UPON SENIOR SECURITIES	17

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	17

Item 5.	OTHER INFORMATION	17

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	17

PART I. — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

MACKENZIE INVESTMENT MANAGEMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2001	MARCH 31,
	(UNAUDITED)	2001

ASSETS:

Cash and cash equivalents	$46,703,012	$44,797,238

Marketable securities	2,177,626	2,460,918

Receivables:

Funds for fees and expense advances	1,488,878	2,422,457

Other	807,652	1,261,619

Property and equipment, net of accumulated depreciation of $758,104 as of December 31, 2001 and $3,708,793 as of March 31, 2001	2,667,452	748,867

Management contracts, net of accumulated amortization of $10,119,578 as of December 31, 2001 and $9,188,207 as of March 31, 2001	3,345,417	4,276,788

Deferred selling commissions	5,841,022	6,990,800

Other assets	733,038	1,102,545

TOTAL ASSETS	$63,764,097	$64,061,232

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Liabilities:

Payable to Funds for purchases of Funds’ shares and expense reimbursements	$198,137	$148,373

Sub-advisory fees payable	27,119	39,258

Dividends payable	186,556	—

Accounts payable	327,286	658,260

Restructuring costs	343,284	1,769,355

Accrued expenses and other liabilities	3,471,204	2,022,529

Deferred tax	934,062	697,260

Total liabilities	5,487,648	5,335,035

Commitments and contingencies

Stockholders’ equity:

Capital stock, $0.01 par value, 100,000,000 shares authorized; 18,655,550 shares as of December 31, 2001 and 18,741,800 shares as of March 31, 2001 issued and outstanding	186,556	187,418

Additional paid-in capital	38,609,953	39,024,802

Retained earnings	19,914,458	20,424,882

Unearned stock compensation	—	(493,757)

Accumulated other comprehensive loss, net of tax	(434,518)	(417,148)

Total stockholders’ equity	58,276,449	58,726,197

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,764,097	$64,061,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,

	2001	2000	2001	2000

Revenues:

Management fees	$2,719,700	$5,312,970	$9,602,986	$19,728,174

Sub-advisory fees from Canadian Funds	1,735,650	2,269,957	5,467,546	7,886,255

12b-1 Service and Distribution fees	877,336	1,766,705	3,184,858	6,211,381

Transfer agent fees	—	792,537	627,384	2,324,321

Administrative services fees	305,550	568,695	1,064,046	2,037,569

Fund accounting fees	173,895	202,529	549,795	613,221

Underwriting fees	9,664	34,326	43,451	224,154

Redemption fees	228,155	368,284	776,304	685,563

Interest, dividends and other	211,366	773,744	1,051,260	2,223,362

	6,261,316	12,089,747	22,367,630	41,934,000

EXPENSES:

Sales literature, advertising and promotion	347,601	964,185	1,608,977	4,243,608

12b-1 Service fees	689,466	1,221,148	2,365,888	4,611,694

Employee compensation and benefits	2,937,661	3,988,454	9,833,825	12,127,028

Sub-advisory fees	61,756	118,709	225,200	2,122,689

Amortization of management contracts	310,457	310,457	931,371	922,821

Amortization of deferred selling commissions	491,836	680,824	1,551,970	2,025,234

Depreciation	162,165	194,826	463,795	586,233

General and administrative	635,629	1,783,965	2,478,508	5,351,682

Occupancy and equipment rental	319,201	448,256	1,087,525	1,185,689

Reimbursement to Funds for expenses	959,024	607,222	1,932,858	1,710,280

	6,914,796	10,318,046	22,479,917	34,886,958

(Loss) income before income taxes	(653,480)	1,771,701	(112,287)	7,047,042

(Benefit) provision for income taxes	(211,599)	754,468	24,163	2,933,424

NET (LOSS) INCOME	$(441,881)	$1,017,233	$(136,450)	$4,113,618

BASIC (LOSS) EARNINGS PER SHARE	$(0.02)	$0.05	$(0.01)	$0.22

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING USED IN BASIC CALCULATION	18,666,797	18,626,728	18,666,797	18,617,530

DILUTED (LOSS) EARNINGS PER SHARE	$(0.02)	$0.05	$(0.01)	$0.22

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING USED IN DILUTED CALCULATION*	18,666,797	18,711,010	18,666,797	18,732,084

•	Weighted average common stock equivalents of 2,534 for the nine-month period ended December 31, 2001 have been excluded from the diluted calculation, due to their anti-dilutive effect.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2001
(UNAUDITED)

						ACCUMULATED
	CAPITAL STOCK		ADDITIONAL		UNEARNED	OTHER	TOTAL
			PAID-IN	RETAINED	STOCK	COMPREHENSIVE	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	EARNINGS	COMPENSATION	LOSS, NET OF TAX	EQUITY

Balance, March 31, 2001	18,741,800	$187,418	$39,024,802	$20,424,882	$(493,757)	$(417,148)	$58,726,197

Tax expense related to partial vesting of stock grant	—	—	(10,926)	—	—	—	(10,926)

Amortization of unearned stock compensation	—	—	—	—	13,345	—	13,345

Capital contribution	—	—	75,627	—	—	—	75,627

Other comprehensive loss, net of tax	—	—	—	—	—	(17,370)	(17,370)

Retirement of common stock under stock compensation agreement	(86,250)	(862)	(479,550)	—	480,412	—	—

Cash dividends on common stock, $0.01 per share	—	—	—	(373,974)	—	—	(373,974)

Net loss for the period	—	—	—	(136,450)	—	—	(136,450)

Balance, December 31, 2001	18,655,550	$186,556	$38,609,953	$19,914,458	$—	$(434,518)	$58,276,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	DECEMBER 31,

	2001	2000

Cash flows from operating activities:

Net (loss) income	$(136,450)	$4,113,618

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Depreciation	463,795	586,233

Amortization of management contracts	931,371	922,821

Amortization of deferred selling commissions	1,551,970	2,025,234

Amortization of unearned compensation	13,345	106,758

Deferred tax expense	236,356	208,307

Payment of deferred selling commissions	(402,192)	(3,314,849)

Loss on disposal of property and equipment	66,111	—

Loss on sale of marketable securities	110,640	243,745

Change in assets and liabilities:

Receivables	1,013,326	2,298,553

Other assets	(66,150)	23,384

Payable to Funds for purchases of Funds’ shares and expense reimbursements	49,764	263,349

Sub-advisory fees payable	(12,139)	(3,208,882)

Restructuring costs	(1,426,071)	—

Accounts payable, accrued expenses and other liabilities	1,117,701	2,851,500

Income taxes payable	—	(129,819)

Net cash provided by operating activities	3,511,377	6,989,952

Cash flows from investing activities:

Purchase of management contracts	—	(79,874)

Purchases of property and equipment	(2,012,834)	(274,088)

Purchases of marketable securities	(30,269)	(1,546,549)

Proceeds from the sale of marketable securities	175,071	1,602,442

Net cash used in investing activities	(1,868,032)	(298,069)

Cash flows from financing activities:

Capital contribution	449,847	—

Proceeds from the exercise of stock options	—	59,000

Dividends paid	(187,418)	(187,118)

Net cash provided by (used in) financing activities	262,429	(128,118)

Net increase in cash and cash equivalents	1,905,774	6,563,765

Cash and cash equivalents, beginning of period	44,797,238	41,095,301

Cash and cash equivalents, end of period	$46,703,012	$47,659,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.

Notes to Condensed Consolidated Financial Statements
December 31, 2001
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Mackenzie Investment Management Inc. (“MIMI”) and its consolidated subsidiaries (the “Company”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these condensed consolidated financial statements include all appropriate adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the periods shown. The results of operations for the nine-month period ended December 31, 2001 are not necessarily indicative of the results of operations to be expected for the year ended March 31, 2002. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2001.

2. COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income was $(153,820) and $(242,265) for the nine and three-month periods ended December 31, 2001, respectively, as compared to $3,879,295 and $908,390 for the nine and three-month periods ended December 31, 2000, respectively. Other comprehensive (loss) income for the nine and three-month periods ended December 31, 2001 and 2000 relates to unrealized (depreciation)/appreciation on marketable securities.

3. (LOSS) EARNINGS PER SHARE

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted (loss) earnings per share for the three and nine-month periods ended December 31, 2001 and 2000:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,

	2001	2000	2001	2000

Weighted average number of common shares outstanding used in basic calculation	18,666,797	18,626,728	18,666,797	18,617,530

Effect of dilutive stock options	—	84,282	—	114,554

Weighted average number of common and common equivalent shares outstanding used in the diluted calculation	18,666,797	18,711,010	18,666,797	18,732,084

Options to purchase common stock excluded from the computation of diluted earnings per share due to their antidilutive effect	1,399,000	1,281,718	1,399,000	1,251,446

4. RESTRUCTURING

During the fourth quarter of fiscal year 2001, the Company recorded a $3,032,000 restructuring charge to cover costs associated with the plan of outsourcing the transfer agency operations and downsizing the sales, marketing and other various support functions. During the same period, the Company made payments totaling approximately $1,263,000 for these costs. For the nine-month period ended December 31, 2001, the Company made payments totaling approximately $1,426,000. The Company anticipates that the remaining restructuring costs of approximately $343,000, which primarily relates to lease obligations, will be paid from funds provided from operations in the ensuing nine-month period.

5. CASH DIVIDENDS ON COMMON STOCK

In June and December 2001, the Company declared a $0.01 per common share cash dividend to shareholders of record on June 27, 2001 and December 28, 2001, respectively. The December dividend was paid in January 2002.

6. STOCK GRANT AND DEFERRED COMPENSATION

In November 2001, a Portfolio Manager and Vice-President resigned from the Company (the “Former Employee”). Pursuant to the terms of a stock grant agreement entered into in connection with his employment, the non-vested portion of his stock grant, awarded in May 2000, was forfeited and cancelled. In addition, the Former Employee participated in a deferred compensation arrangement whereby the non-vested portion of the deferred compensation was forfeited upon resignation.

The stock grant and deferred compensation that has been forfeited as a result of the Former Employee’s resignation was recorded as a reduction of employee compensation and benefits in the condensed consolidated statement of operations for the three months ended December 31, 2001 to the extent such amounts were previously recorded as an expense.

7. NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“Statement”) No. 142, “Goodwill and Other Intangible Assets”. The Statement, which is effective for fiscal years beginning after December 15, 2001, revises the accounting, amortization, and disclosure of goodwill and other intangible assets. The Company is in the process of assessing the impact of Statement No. 142 on its financial position and results of operations.

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Statement No. 144, which is effective for financial statements for years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment or disposal of certain long-lived assets. In conjunction with the adoption of Statement No. 142 above, the Company is in the process of assessing the impact of Statement No. 144 on its financial position and results of operations.

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

GENERAL

MIMI is a public company listed on the Toronto Stock Exchange. Its majority shareholder, Mackenzie Financial Corporation (“MFC”), a Toronto-based investment counsel and mutual fund management company, owns approximately 86% of the outstanding common shares of MIMI at December 31, 2001. MFC is a wholly owned subsidiary of Investors Group Inc. MIMI is an investment adviser and has three wholly owned subsidiaries, as follows:

•	Ivy Management, Inc. (“IMI”), an investment adviser;

•	Ivy Mackenzie Distributors, Inc. (“IMDI”), a broker/dealer; and

•	Ivy Mackenzie Service Corp. (“IMSC”), formerly a transfer agent. (SEE “OUT-SOURCING THE TRANSFER AGENCY”).

The Company’s principal business activities are carried on solely in the United States and include:

•	Managing public mutual funds offered in the U.S. by Ivy Fund (the “U.S. Funds”) which is a U.S. open-end series investment company registered under the Investment Company Act of 1940, as amended;

•	Providing investment advisory services to the U.S. Funds and sub-advisory services to twenty two Universal Funds at December 31, 2001 sold only in Canada and managed by MFC (the “Canadian Funds”);

•	Providing sub-advisory services to five Premier Funds (the “Premier Funds”) at December 31, 2001 sold in the U.K., Ireland and Luxembourg and managed by Premier Asset Management PLC (“Premier”); MFC has a less than 25% beneficial interest in Premier as of December 31, 2001;

•	Underwriting, selling and otherwise distributing redeemable shares of the U.S. Funds in the U.S. through various distribution channels; and

•	Providing administrative and fund accounting services to the U.S. Funds.

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

OUT-SOURCING THE TRANSFER AGENCY

Prior to June 30, 2001, IMSC provided transfer agency services to the U.S. Funds. As part of the Company’s restructuring plans initiated in the fourth quarter of fiscal year 2001, the Company successfully completed the transition of the transfer agency function to the current third party service provider, PFPC Inc., as of June 30, 2001. Effective August 31, 2001, the Company completed the process of de-registering IMSC as a transfer agent with the Securities and Exchange Commission.

VOLUNTARY REIMBURSEMENT OF OPERATING EXPENSES

In connection with a review of the overall management relationship between Ivy International Fund (“IIF”) and the Company (including its affiliates) in December 2001, the Company determined to make and recorded a voluntary reimbursement to IIF’s operating expenses in the amount of $400,000.

RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2000

ASSETS UNDER MANAGEMENT

Average net assets under management for the U. S. Funds decreased $1,390 million, or 50%, to $1,376 million for the nine-month period ended December 31, 2001 from $2,766 million for the nine-month period ended December 31, 2000. The Canadian Funds’ average net assets decreased to $1,963 million for the nine-month period ended December 31, 2001 from $3,198 million for the nine-month period ended December 31, 2000, representing a decrease of $1,235 million or 39%.

The comparison of net assets under management for the U.S. Funds, Canadian Funds and Premier Funds is as follows:

	(IN MILLIONS, EXCEPT PERCENTAGES)

	NINE MONTHS ENDED
	DECEMBER 31,

		DOLLAR	PERCENT
	2001	2000	CHANGE	CHANGE

U.S. FUNDS:

Beginning net assets, March 31st	$1,587	$3,512	($1,925)	(54.8)

Period activity:

Sales	244	583	(339)	(58.1)

Redemptions	(553)	(1,382)	(829)	(60.0)

Net Sales (Redemptions)	(309)	(799)	490	61.3

Market Appreciation (Depreciation), less distributions	(96)	(674)	578	85.8

Ending net assets, December 31st	$1,182	$2,039	($857)	(42.0)

CANADIAN FUNDS’ NET ASSETS AS AT DECEMBER 31ST:	$1,893	$2,619	($726)	(27.7)

PREMIER FUNDS’ NET ASSETS AS AT DECEMBER 31ST:	$45	$32	$13	40.6

IIF continues to represent a significant portion of the assets under management and the underlying net redemption activity. The following chart reflects this concentration:

	(IN MILLIONS, EXCEPT PERCENTAGES)

	FOR THE NINE MONTHS
	ENDED DECEMBER 31,		CHANGES

	2001	2000	$	%

U.S. Funds’ net assets at December 31st	$1,182	$2,039	$(857)	(42.0)

Ivy International Fund’s net assets at December 31st	525	976	(451)	(46.2)

as a percentage of U.S. Funds’ net assets	44.4%	47.9%	0	0

U.S. Funds’ sales	$244	$583	$(339)	(58.1)

Ivy International Fund’s sales	132	186	(54)	(29.0)

as a percent of U.S. Funds’ sales	54.1%	31.9%

U.S. Funds’ redemptions	$553	$1,382	$(829)	(60.0)

Ivy International Fund’s redemptions	304	969	(665)	(68.6)

as a percent of U.S. Funds’ redemptions	55.0%	70.1%

Net redemptions excluding Ivy International Fund	$137	$16	$121	756.3

REVENUES

As described in further detail below, total revenues decreased by 47% for the nine-month period ended December 31, 2001 as compared to the nine-month period ended December 31, 2000.

Management fees decreased 51% for the nine-month period ended December 31, 2001 as compared to the nine-month period ended December 31, 2000 as a result of the decrease in the U.S. Funds’ average net assets under management.

Sub-advisory fees from the Canadian Funds decreased 31% for the nine-month period ended December 31, 2001 as compared to the nine-month period ended December 31, 2000 as a result of the decrease in the average net assets of the Canadian Funds.

12b-1 Service and Distribution fees decreased 49% for the nine-month period ended December 31, 2001 as compared to the nine-month period ended December 31, 2000 due to the decrease in the U.S. Funds’ average net assets under management.

Administrative service, fund accounting and transfer agent fees collectively decreased 55% for the nine-month period ended December 31, 2001 as compared to the nine-month period ended December 31, 2000 due principally to the decline in average net assets under management, a decrease in the number of U.S. Funds due to reorganizations and dissolutions in the latter portion of fiscal year 2001 and outsourcing of the Company’s internal transfer agency.

For the nine-month period ended December 31, 2001 as compared to the nine-month period ended December 31, 2000, underwriting fees have decreased 81%, due to decreases in Class A share sales and redemption fees have increased 13% due to increases in redemptions of Class B and C shares.

Interest, dividends and other revenue decreased 53% for the nine-month period ended December 31, 2001 compared to the nine-month period ended December 31, 2000 due to a decrease in investment income earned as a result of declining interest rates and lower distributions from the investments in Ivy Funds.

EXPENSES

As described in further detail below, total operating expenses for the nine-month period ended December 31, 2001 decreased 36% compared to the nine-month period ended December 31, 2000.

Sales literature, advertising and promotion decreased 62% for the nine-month period ended December 31, 2001 compared to the nine-month period ended December 31, 2000 due to a re-focused marketing plan.

12b-1 Service fees paid to broker/dealers decreased 49% for the nine-month period ended December 31, 2001 compared to the nine-month period ended December 31, 2000 due to the decrease in net assets under management.

Employee compensation and benefits decreased 19% for the nine-month period ended December 31, 2001 compared to the nine-month period ended December 31, 2000. The decrease is due to an overall decrease in the number of employees as of December 31, 2001, which was 84 as compared to 152 at December 31, 2000, a comparative decrease of 45%. From May 2000 to December 2001, the Company increased its investment advisory personnel by 35% to 27 professionals, in part as a result of the internalization of the management of IIF. The increase in investment advisory personnel was offset by the reduction in headcount in connection with the restructuring initiated in the fourth quarter of fiscal year 2001 (See Note 4 — Restructuring, to the condensed consolidated financial statements).

Sub-advisory fees decreased 89% for the nine-month period ended December 31, 2001 compared to the nine-month period ended December 31, 2000 due to a decline in sub-advised net assets and the internalization of the portfolio management of IIF during the first quarter of fiscal year 2001.

Amortization of deferred selling commissions decreased 23% for the nine-month period ended December 31, 2001 compared to the nine-month period ended December 31, 2000 due to weaker Class B and C share sales and the resulting lower Class B and C share asset base.

General and administrative expenses decreased 54% for the nine-month period ended December 31, 2001 compared to the nine-month period ended December 31, 2000. The decrease was attributable to the outsourcing of the transfer agency, the general reductions in connection with the restructuring initiated in the fourth quarter of fiscal year 2001 (See Note 4 — Restructuring, to the condensed consolidated financial statements) as well as the non-recurrence of costs incurred in the prior year in connection with various fund reorganizations.

IMI contractually limits total fund expenses for certain U.S. Funds and bears expenses in excess of such limits. The increase of 13% for the nine-month period ended December 31, 2001 compared to the nine-month period ended December 31, 2000 resulted from: (1) an increase in the reimbursement related to decreases in the average net asset values of the funds for which IMI limits expenses; and (2) a voluntary reimbursement of $400,000 in IIF’s operating expenses. Such increases were partially offset by a decrease in the number of funds being reimbursed during the current year over the prior year period as a result of fund reorganizations in the latter half of fiscal year 2001. Excluding the voluntary reimbursement to IIF, fund expense reimbursement for the nine-month period ended December 31, 2001 would have decreased 10% as compared to the nine-month period ended December 31, 2000 (See “Voluntary Reimbursement of Operating Expenses”).

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

ASSETS UNDER MANAGEMENT

Average net assets under management for the U. S. Funds decreased $1,061 million, or 47%, to $1,179 million for the three-month period ended December 31, 2001 from $2,240 million for the three-month period ended December 31, 2000. The Canadian Funds’ average net assets decreased to $1,826 million for the three-month period ended December 31, 2001 from $2,885 million for the three-month period ended December 31, 2000, representing a decrease of $1,059 million or 37%.

The change in net assets under management for the U.S. Funds is as follows:

	(IN MILLIONS, EXCEPT PERCENTAGES)

	THREE MONTHS ENDED DECEMBER 31,
			DOLLAR	PERCENT
	2001	2000	CHANGES	CHANGES

U.S. FUNDS:

Beginning net assets, September 30th	$1,130	$2,616	($1,486)	(56.8)

Period activity:

Sales	41	172	(131)	(76.2)

Redemptions	(130)	(447)	(317)	(70.9)

Net Sales (Redemptions)	(89)	(275)	186	67.6

Market Appreciation (Depreciation), less distributions	141	(302)	443	146.7

Ending net assets, December 31st	$1,182	$2,039	($857)	(42.0)

Ivy International Fund continues to represent a significant portion of the assets under management and the underlying net redemption activity. The following chart reflects this concentration:

	(IN MILLIONS, EXCEPT PERCENTAGES)

	FOR THE THREE MONTHS ENDED DECEMBER 31,		CHANGES

	2001	2000	$		%

U.S. Funds’ net assets at December 31st	$1,182	$2,039		($857)	(42.0)

Ivy International Fund’s net assets at December 31st	525	976		(451)	(46.2)

as a percentage of U.S. Funds’ net assets	44.4%	47.9%

U.S. Funds’ sales	$41	$172		($131)	(76.2)

Ivy International Fund’s sales	27	69		(42)	(60.9)

Ivy International Fund’s sales	65.9%	40.1%

U.S. Funds’ redemptions	$130	$447		($317)	(70.9)

Ivy International Fund’s redemptions	77	300		(223)	(74.3)

as a percent of U.S. Funds’ redemptions	59.2%	67.1%

Net redemptions excluding Ivy International Fund	$39	$44		$(5)	(11.4)

REVENUES

As described in further detail below, total revenues decreased by 48% for the three-month period ended December 31, 2001 as compared to the three-month period ended December 31, 2000.

Management fees decreased 49% for the three-month period ended December 31, 2001 as compared to the three-month period ended December 31, 2000 as a result of the decrease in the U.S. Funds’ average net assets under management.

Sub-advisory fees from the Canadian Funds decreased 24% for the three-month period ended December 31, 2001 as compared to the three-month period ended December 31, 2000 as a result of the decrease in the average net assets of the Canadian Funds.

12b-1 Service and Distribution fees decreased 50% for the three-month period ended December 31, 2001 as compared to the three-month period ended December 31, 2000 due to the decrease in the U.S. Funds’ average net assets under management.

Administrative service, fund accounting and transfer agent fees collectively decreased 69% for the three-month period ended December 31, 2001 as compared to the three-month period ended December 31, 2000 due principally to a decline in average net assets under management, a decrease in the number of U.S. Funds due to reorganizations and dissolutions in the latter portion of fiscal year 2001 and the outsourcing of the Company’s internal transfer agency.

For the three-month period ended December 31, 2001 as compared to the three-month period ended December 31, 2000, redemption fees have decreased 38%, due to a decrease in redemptions of Class B and C shares.

Interest, dividends and other revenue decreased 73% for the three-month period ended December 31, 2001 compared to the three-month period ended December 31, 2000 due to a decrease in investment income earned as a result of declining interest rates and lower distributions from the investments in Ivy Funds.

EXPENSES

As described in further detail below, total operating expenses for the three-month period ended December 31, 2001 decreased 33% compared to the three-month period ended December 31, 2000.

Sales literature, advertising and promotion decreased 64% for the three-month period ended December 31, 2001 compared to the three-month period ended December 31, 2000 due to a re-focused marketing plan.

12b-1 Service fees paid to broker/dealers decreased 44% for the three-month period ended December 31, 2001 compared to the three-month period ended December 31, 2000 due to the decrease in average net assets under management.

Employee compensation and benefits decreased 26% for the three-month period ended December 31, 2001 compared to the three-month period ended December 31, 2000. The decrease is due to an overall decrease in the number of employees as of December 31, 2001, which was 84 as compared to 152 at December 31, 2000, a comparative decrease of 45%. From May 2000 to December 2001, the Company increased its investment advisory personnel by 35% to 27 professionals, in part as a result of the internalization of the management of IIF. The increase in investment advisory personnel was offset by the reduction in headcount in connection with the restructuring initiated in the fourth quarter of fiscal year 2001 (See Note 4 — Restructuring, to the condensed consolidated financial statements).

Amortization of deferred selling commissions decreased 28% for the three-month period ended December 31, 2001 compared to the three-month period ended December 31, 2000 due to weaker Class B and C share sales and the resulting lower Class B and C share asset base.

General and administrative expenses decreased 64% for the three-month period ended December 31, 2001 compared to the three-month period ended December 31, 2000. The decrease was attributable to the outsourcing of the transfer agency and the general reductions in connection with the restructuring initiated in the fourth quarter of fiscal year 2001 (See Note 4 — Restructuring, to the condensed consolidated financial statements) as well as the non-recurrence of costs incurred in the prior year in connection with various fund reorganizations.

IMI contractually limits total fund expenses for certain U.S. Funds and bears expenses in excess of such limits. The increase of 58% for the three-month period ended December 31, 2001 compared to the three-month period ended December 31, 2000 resulted from: (1) decreases in the net asset values of funds for which IMI voluntarily limits expenses; and (2) a voluntary reimbursement of $400,000 to IIF’s operating expenses. Excluding the voluntary reimbursement to IIF, fund expense reimbursement for the three-month period ended December 31, 2001 would have decreased 8% as compared to the three-month period ended December 31, 2000 (See “Voluntary Reimbursement of Operating Expenses”).

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources are primarily derived from the operating cash flows received by the Company from managing and providing investment advisory services to the Ivy Funds and from providing sub-advisory services to the Canadian Funds. The Company manages its resources to ensure the availability of sufficient cash flows to meet all of its financial commitments. The Company believes the cash and cash equivalents at December 31, 2001, and cash expected to be generated from operations, will be sufficient to meet working capital requirements and required capital expenditures for at least the next twelve months.

The Company’s cash and cash equivalents increased by approximately $1,906,000 for the nine-month period from March 31, 2001 to December 31, 2001. The increase resulted from: (1) cash provided by operating activities from the Company’s operations of approximately $3,511,000, including the impact of a decrease in receivables, an increase in accounts payable and accrued expenses, offset by the payment of amounts related to restructuring costs and deferred selling commissions; (2) cash used in investing activities of approximately $1,868,000, primarily related to purchases of property and equipment; and (3) cash provided by financing activities of approximately $262,000 consisting of a capital contribution from MFC for costs incurred with respect to the change in control of MFC offset by the payment of dividends.

The payment of deferred selling commissions to broker/dealers was approximately $402,000 for the nine-month period ended December 31, 2001 as compared to approximately $3,315,000 for the nine-month period ended December 31, 2000. The decrease reflects a decline in Class B and C fund share sales during the nine-month period ended December 31, 2001. Commission payments made during the nine-month periods ended December 31, 2001 and 2000 were funded internally from operations.

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

The Company competes with the financial services and other investment alternatives offered by stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. Many of the Company’s competitors have substantially greater resources than the Company. In addition, there has been a trend of consolidation in the mutual fund industry, which has resulted in stronger competitors. Such competition could negatively impact the Company’s market share, revenues and results of operations.

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

ABSENCE OF PUBLIC TRADING MARKET

MFC owns approximately 86% of the issued and outstanding common shares of the Company as of December 31, 2001. The shares have been thinly traded. Further, the number of common shares of MIMI held by persons other than MFC is very small by market standards and this may have an adverse impact on liquidity and trading of the common shares.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS:

     None

     (b)  REPORTS ON FORM 8-K:

     The Company filed the following Current Reports on Form 8-K during the quarter ended December 31, 2001:

1.	On December 10, 2001, the Company filed a Form 8-K under Item 5 announcing the declaration of a dividend of U.S. $0.01 per share to shareholders of record on December 28, 2001, with a payable date of January 7, 2002.

2.	On November 20, 2001, the Company filed a Form 8-K under Item 5 announcing the change of lead manager of the Ivy Funds International Equities Advisory team.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ KEITH J. CARLSON

Keith J. Carlson	President and Chief Executive Officer	February 1, 2002

/s/ BEVERLY YANOWITCH

Beverly Yanowitch	Vice President and Chief Financial Officer	February 1, 2002