Form 10-K
period 2002-03-31
MACKENZIE INVESTMENT MANAGEMENT INC
filed 2002-07-09
CIK 855711

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                            Commission File Number
March 31, 2002                                       000-17994

                      MACKENZIE INVESTMENT MANAGEMENT INC.
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                59-2522153
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
      Incorporation or Organization)

  925 South Federal Highway, Suite 600
            Boca Raton, FL                                 33432
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

YES [X]   NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

There were 18,655,550 shares of the Company's Common Stock outstanding as of July 2, 2002. Based on the last sale price of the Registrant's Common Stock on the Toronto Stock Exchange on July 2, 2002, the aggregate market value of the shares of such Common Stock held by non-affiliates of the registrant was approximately $10,484,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the "Proxy Statement"), to be filed with the Securities and Exchange Commission relating to the Company's Annual Meeting of Stockholders to be held on September 12, 2002 (the "Annual Meeting"), are incorporated by reference in Part III hereof (as indicated therein).

                       INDEX TO ANNUAL REPORT ON FORM 10-K



                                                                                                  Page
                                                                                                  ----
FORM 10-K REQUIRED INFORMATION

PART I

     ITEM 1.    BUSINESS                                                                            4

                General Developments of Business                                                    4
                Financial Information about Industry Segments                                       7
                Narrative Description of Business                                                   8
                    Investment Management and Advisory Services                                     8
                    The Products                                                                    9
                    Administrative, Transfer Agent and Fund Accounting Services                    14
                    Distribution Services                                                          15
                    Custody and Brokerage                                                          16
                    Restructuring                                                                  17
                Risk Factors and Cautionary Statements                                             17
                Regulatory Environment                                                             19

     ITEM 2.    PROPERTIES                                                                         20

     ITEM 3.    LEGAL PROCEEDINGS                                                                  20

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                SHAREHOLDERS                                                                       20

     ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT                                               20

PART II.

     ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS                                                                21

     ITEM 6.    SELECTED FINANCIAL DATA                                                            22

     ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                                                23

     ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK                                                                        30

     ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND
                SUPPLEMENTARY DATA                                                                 30

     ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE                                             31

PART III.

     ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*                                31

     ITEM 11.   EXECUTIVE COMPENSATION*                                                            31



     ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT*                                                                    32

     ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                     32

PART IV

     ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K                                                                32

     Signatures                                                                                    38

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

     Management's Report to the Shareholders                                                      F-2

     Report of Independent Certified Public Accountants                                           F-3

     Consolidated Financial Statements                                                            F-4

     Notes to Consolidated Financial Statements                                                   F-8

---------

* The information called for by Items 10, 11 and 12, to the extent not included in this document, is incorporated herein by reference to the information to be included under the captions "Election of Directors," "Securities Ownership of Certain Beneficial Owners and Management," "Section 16(a) Beneficial Ownership Compliance," "Named Executive Officer Compensation," and "Voting Shares and Principal Ownership" in the Company's definitive proxy statement, which will be filed by July 29, 2002.


THIS FORM 10-K RESTATES CERTAIN FISCAL YEAR 2000 AND 2001 FINANCIAL INFORMATION AS DESCRIBED IN ITEM 7 AND NOTE 2 TO THE CONSOLIDATED FINANCIAL STATEMENTS.

FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-K under the captions "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the loss of, or the failure to replace, any significant advisory or sub-advisory relationship; changes in the relative investment performance; and investor sentiment for international investing. These forward-looking statements speak only as of the date of this Form 10-K. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                                     PART I

ITEM 1. BUSINESS.


GENERAL DEVELOPMENT OF BUSINESS

         Mackenzie Investment Management Inc. ("MIMI") was incorporated under the laws of the State of Delaware by Certificate of Incorporation dated April 18, 1985. MIMI is a majority owned subsidiary of Mackenzie Financial Corporation ("MFC"), a Toronto-based investment counsel and mutual fund management company. As a result of a takeover bid, effective April 20, 2001, MFC became a wholly owned subsidiary of Investors Group Inc. ("IGI"), a leading Canadian financial services organization.

         MIMI provides, through various subsidiaries, investment management, marketing, distribution and other administrative services to Ivy Fund, which is a Massachusetts business trust registered under the Investment Company Act of 1940, as amended (the "40 Act"), as a U.S. open-end investment company, consisting of sixteen separate portfolios as of March 31, 2002.

         Ivy Management, Inc. ("IMI"), a Securities and Exchange Commission ("SEC") registered investment advisor and a wholly owned subsidiary of MIMI, provides investment advisory services to Ivy Fund and provides sub-advisory services to twenty-one Universal mutual funds sold only in Canada and managed by MFC (the "Canadian Funds") as of March 31, 2002.

         The following table provides a summary of net assets under management and associated revenues. The U.S. mutual funds consist of international equity funds, domestic equity funds, a taxable fixed income fund and a money market fund. The Canadian Funds consist of the Universal mutual funds. As of March 31, 2002, net assets under management for the U.S. mutual funds and Canadian Funds totaled $2.8 billion.



                                                                     As of March 31,
                                         ----------------------------------------------------------------------
                                            2002           2001           2000           1999           1998
                                         ----------     ----------     ----------     ----------     ----------
                                                                     (in thousands)
Net assets under management
U.S. mutual funds(1)                     $1,053,018     $1,615,480     $3,512,187     $3,330,892     $3,917,952
Canadian Funds                            1,739,981      1,437,379      1,328,136      2,051,468      3,515,816
                                         ----------     ----------     ----------     ----------     ----------

   Total net assets under management     $2,792,999     $3,666,948     $7,028,003     $4,768,271     $5,246,088
                                         ==========     ==========     ==========     ==========     ==========


         See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for restatement of previously reported results of operations relating to accounting for selling commissions paid on Class A and B shares of Ivy Fund.


                                                                  For the years ended March 31,
                                             ---------------------------------------------------------------------
                                               2002            2001           2000           1999           1998
                                             --------        --------       --------       --------       --------
                                                           (in thousands, except per share amounts)
Revenues
Management fees (1)                          $ 12,026        $ 24,022       $ 32,546       $ 33,813       $ 33,223
Sub-advisory fees - Canadian                    7,163          10,012          9,468          5,994          5,556
Funds
12b-1 Service and Distribution fees             3,985           7,632          8,924         14,676         14,650
Transfer Agent fees                               627           3,007          2,994          3,019          3,013
Administrative and Other Fee Income             3,096           4,594          4,853          7,319          6,583
Other income                                      601           2,880          4,721          1,435          2,071
                                             --------        --------       --------       --------       --------

   Total revenues                            $ 27,498        $ 52,147       $ 63,506       $ 66,256       $ 65,096
                                             ========        ========       ========       ========       ========

AS RESTATED:
   Net (loss) income                         $   (485)       $  2,174       $  5,678       $  8,318             (2)
   (Loss) earnings per share - basic         $  (0.03)       $   0.12       $   0.30       $   0.43             (2)
   (Loss) earnings per share - diluted       $  (0.03)       $   0.12       $   0.30       $   0.43             (2)

AS PREVIOUSLY REPORTED:
   Net (loss) income                               na        $  2,643       $  6,448       $  8,549       $  9,526
   (Loss) earnings per share - basic               na        $   0.14       $   0.34       $   0.45       $   0.51
   (Loss) earnings per share - diluted             na        $   0.14       $   0.34       $   0.44       $   0.49


----------------

(1) Non-Canadian sub-advised funds, which represented less than 1% of net assets under management, are included for the years ended March 31, 2002 and 2001. There were no non-Canadian sub-advised funds for the years ended March 31, 2000, 1999 and 1998.

(2) The Company's results of operations and earnings per share for the year ended March 31, 1998 were not restated. The restatement described in
         Item 7 of this Form 10-K did not affect the Company's financial position or results of operations as of and for the year ended March 31, 1998.


         In June 1998, MIMI entered into a normal course issuer bid, which was approved by the Toronto Stock Exchange ("TSE"), to purchase up to 945,000 shares of its common stock. The bid commenced on June 10, 1998 and terminated on June 9, 1999. During this period, MIMI purchased 400,800 shares of its common stock at the market price at the time of acquisition for a total cost of $1,701,923. In July 1999, MIMI entered into another normal course issuer bid, which was approved by the TSE, to purchase up to 941,610 shares of its common stock representing 5% of the issued and outstanding common shares at the date of the notice. The bid terminated in July 2000, by which time MIMI purchased an additional 243,400 of its common shares at a total cost of $867,504. All shares were acquired at the market price at the time of acquisition. MIMI believes that, at the dates of repurchases, its common stock was undervalued at the then market prices based on its earnings and that the repurchase of the common stock was an appropriate use of corporate funds that should benefit shareholders.

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

         In July 2000, the Company entered into a normal course issuer bid, which was approved by the TSE, to repurchase up to 500,000 of the outstanding shares of the Company's common stock, representing 2.7% of the issued and outstanding common shares at the date of the notice. The bid terminated in July 2001 without the Company purchasing shares.

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

When used in this document, the following terms generally apply unless otherwise noted:

         the "Company"                      MIMI and its consolidated subsidiaries

         the "Funds" or the "U.S. Funds"    the separate portfolios of Ivy Fund

         the "Ivy Funds"                    the separate portfolios of Ivy Fund, collectively

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

                  IVY MACKENZIE DISTRIBUTORS, INC. ("IMDI") is incorporated under the laws of the State of Florida and is registered as a broker-dealer under the Securities Exchange Act of 1934, as amended, (the "34 Act"). IMDI is a member of the National Association of Securities Dealers, Inc. ("NASD"). Under the terms of exclusive underwriting agreements with Ivy Fund, IMDI is entitled to sell the shares of the Funds. In this capacity, IMDI distributes shares of the Funds through broker-dealers, financial planners and registered investment advisers, and to institutional investors such as retirement plans.

                  IVY MACKENZIE SERVICES CORP. ("IMSC") is incorporated under the laws of the State of Florida. Prior to June 30, 2001, IMSC, under transfer agency and shareholder services agreements with Ivy Fund, served as transfer agent and dividend paying agent for the Funds and provided certain shareholder and shareholder-related services as requested by the Funds. Effective June 30, 2001, the transfer agency function was transitioned to a third party service provider, PFPC Inc. ("PFPC"), and effective August 31, 2001, the Company completed the process of de-registering IMSC as a transfer agency with the SEC. IMSC currently serves as a liaison between the Company and PFPC.

         The Company's revenues are generated principally from on-going management fees and sub-advisory fees calculated as a percentage of average daily net assets under management, and from fees related to services performed for the Funds under various contracts for administrative, investment advisory, distribution and fund accounting services. The level of net assets under management is affected by gross sales, redemptions and changes in the market value of the Funds' portfolios of investments. Gross sales and redemptions are a function of a number of factors including relative performance and prevailing market conditions. As the level of net assets under management fluctuates, so does management, sub-advisory, distribution, and administrative services fee revenue. Mutual funds generally experience higher levels of sales during and after a period of above-average fund and market performance and higher levels of redemptions during and after a period of below-average fund and market performance.

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


                                                             As of March 31,
                            ------------------------------------------------------------------------------

Net assets under management
(in thousands)                 2002             2001             2000             1999             1998
                            ----------       ----------       ----------       ----------       ----------
Fixed Income                $  399,505       $  418,092       $  457,982       $  612,655       $  528,710
International Equity           828,385        1,487,454        5,452,002        3,416,113        3,863,332
Money Market                    20,217           25,939           22,117           28,435           23,529
U.S. Equity                  1,544,892        1,735,463        1,095,902          711,068          830,517
                            ----------       ----------       ----------       ----------       ----------
  Total net assets
     under management       $2,792,999       $3,666,948       $7,028,003       $4,768,271       $5,246,088
                            ==========       ==========       ==========       ==========       ==========


                                                      For the years ended March 31,
                              ---------------------------------------------------------------------------
Revenues (in thousands)         2002            2001              2000            1999             1998
                              -------          -------          -------          -------          -------
Fixed Income                  $ 2,181          $ 2,256          $ 3,424          $ 4,377          $ 3,332
International Equity           14,691           30,680           46,223           51,444           49,816
Money Market                      180              243              240              243              197
U.S. Equity                     9,845           16,089            8,898            8,757            9,080
Other                             601            2,879            4,721            1,435            2,671
                              -------          -------          -------          -------          -------

  Total revenues              $27,498          $52,147          $63,506          $66,256          $65,096
                              =======          =======          =======          =======          =======

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

NARRATIVE DESCRIPTION OF BUSINESS

INVESTMENT MANAGEMENT AND ADVISORY SERVICES

         The Company, through its various subsidiaries described above, provides investment management, marketing, distribution, accounting and other administrative services to Ivy Fund as well as sub-advisory services to the Canadian Funds. Such services are provided pursuant to various written agreements.

         The investment management agreements for the Funds continue in effect, after an initial two year period, for successive annual periods, provided the continuance is specifically approved at least annually by a majority of votes cast in person at a meeting of such Funds' Boards of Trustees called for that purpose, or by a vote of the holders of a majority of the Funds' outstanding voting securities. In either event, the continuance must be approved by a majority of the Funds' trustees who are not parties to the agreement or interested persons of the Funds or the Company, within the meaning of the 40 Act. The investment management agreements may be terminated upon 60 days' written notice by a vote of the majority of the outstanding voting securities of the affected Fund, by a vote of a majority of the Board of Trustees, or by IMI. If there were to be a termination of a significant number of the investment management agreements between the Funds and IMI, such termination would have a material adverse impact upon the Company.

         As the manager of the Funds, IMI is responsible for monitoring the services provided by third parties, supplying the Funds with office space and administrative and clerical personnel, supervising the maintenance of books and records, assisting in the preparation of tax and other governmental returns and reports and responding to appropriate inquiries from persons such as fund accounting personnel. The Company pays the salaries of personnel who serve as officers of the Company, including the President and such other administrative personnel as are necessary to conduct the Funds' day-to-day business operations. The Funds generally pay their own expenses, such as legal and auditing fees, shareholder reporting and board and shareholder meeting costs, SEC and state registration fees and similar expenses. Generally, each Fund pays IMI a management fee based upon the Fund's average daily net assets.

         IMI acts as advisor to all Funds other than Ivy Global Natural Resources Fund and also acts as sub-advisor to the twenty-one Canadian Funds. IMI has retained Henderson Investment Management Limited ("Henderson") to act as sub-advisor to the portfolios of Ivy International Small Companies Fund and Ivy European Opportunities Fund and Peter Cundill & Associates ("Cundill") to act as sub-adviser to the portfolio of Ivy Cundill Global Value Fund. MFC acts as advisor to Ivy Global Natural Resources Fund. Effective May 27, 2000, IMI terminated its sub-advisory agreement with Northern Cross Investments Limited ("Northern Cross"), which previously acted as sub-advisor to Ivy International Fund ("IIF"). IMI's investment management personnel are managing IIF.

         IMI (i) determines, with respect to the Funds it advises, which investments the Funds will purchase and which investments will be sold; (ii) prepares investment performance reports for the appropriate Trustees of the U.S. Funds; and (iii) complies with information requirements from the Trustees of the Ivy Fund with regard to such matters and filings made with the SEC and state securities commissions. In its capacity as investment advisor, IMI performs fundamental research and valuation analysis, industry and company research, and company visits and inspections, and utilizes sources such as company public records and activities, management interviews, company prepared information, and other publicly available information, as well as analyses of suppliers, customers and competitors. Fixed-income research includes economic analysis, credit analysis and value analysis. The economic analysis includes an evaluation of certain macro economic variables such as inflation, employment levels, and industrial production and capacity utilization. Credit analysis researches the creditworthiness of debt issuers and their individual short-term and long-term debt issues. Yield spread differential analysis reviews the relative value of market sectors that represent buying and selling opportunities.

         The Funds pay management fees to IMI ranging from 0.40% to 1.00% per annum of a Fund's average daily net assets. IMI receives a sub-advisory fee from MFC equal to 0.50% per annum of the first Cdn.$50 million of the average daily net assets of each of the Canadian Funds, calculated daily on each day the TSE is open for trading, except for those funds that are managed by multiple portfolio managers, with respect to which IMI receives a sub-advisory fee of 0.50% per annum of the applicable percentage of each respective fund's average daily net assets. In addition, IMI receives sub-advisory fees on a pool of funds representing the consolidated net assets of the Canadian Funds in excess of Cdn. $50 million. As of July 1, 2000, the sub-advisory fees on consolidated net assets were revised. Further, as of July 1, 2000, IMI began sub-advising additional funds under a new fee structure ("Group II Funds"). The following table reflects the fee structures for both existing and new funds at the respective rates and time periods.



                                                          GROUP I FUNDS(1)    GROUP II FUNDS(2)
                                                          ---------------     -----------------
                       ASSET BASE                           CURRENT RATE         CURRENT RATE
                       ----------                           ------------         ------------
First Cdn. $50 million of average net assets per fund           0.50%                0.40%

Consolidated asset pool:
                                 first Cdn. $1.3 billion        0.50%                0.20%
                          in excess of Cdn. $1.3 billion        0.20%                0.20%

---------------

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


THE PRODUCTS

         As of March 31, 2002, the Company's groups of Funds consisted of sixteen separate portfolios of Ivy Fund. The business affairs of Ivy Fund are managed by a Board of Trustees, and the day to day administration of each is carried out by the Company. Management of a Fund's portfolio is the responsibility of its portfolio manager. Some Funds may be managed under a team approach. The table below outlines information related to each Fund's portfolio management, net asset value, management fees and year of introduction, as well as the same information for the sub-advised Canadian Funds.


                                                                           Net Assets
                                                                          as of March     Management Fee
                                                                            31, 2002        (% of Fund
            Name of Fund                                                  (In Millions     Average Daily      Year
          (Portfolio Manger)                  Investment Objective         of Dollars)(1)   Net Assets)    Introduced
          ------------------                  --------------------        ---------------  -------------   -----------

                                               INTERNATIONAL EQUITY FUNDS

Ivy European Opportunities Fund          Long-term capital growth by          99.9            1.00(2)          1999
(Stephen Peak, Henderson)                investing in the securities
                                         markets of Europe.

Ivy Global Fund (co-managed by Moira     Long-term capital growth.             7.4            1.00(3)          1991
McLachlan and Paul P. Baran, IMI)

Ivy Global Natural Resources Fund        Long-term growth.                    33.6            1.00(4)          1997
(Frederick Sturm, MFC)

Ivy Global Science & Technology Fund
(James W. Broadfoot, IMI)                Long-term capital growth.            23.2             1.00            1996



                                                                           Net Assets
                                                                          as of March     Management Fee
                                                                            31, 2002        (% of Fund
            Name of Fund                                                  (In Millions     Average Daily      Year
          (Portfolio Manger)                  Investment Objective         of Dollars)(1)   Net Assets)    Introduced
          ------------------                  --------------------        ---------------  -------------   -----------
Ivy International Fund                   Long-term capital growth.           369.5             1.00(5)         1986
(Moira McLachlan, IMI)

Ivy International Value Fund             Long-term capital growth.            69.5             1.00            1997
(Moira McLachlan, IMI)

Ivy International Small Companies Fund
(Henderson Global Investors smaller
companies team)                          Long-term growth.                    8.9              1.00(6)         1997

Ivy International Growth Fund (Moira     Long-term growth.                    0.4              1.00            2000
McLachlan, IMI)

Ivy Cundill Global Value Fund            Long-term capital growth.            2.4              1.00(7)         2000
(Cundill)(13)

                                                   U.S. EQUITY FUNDS

Ivy Growth Fund                          Long-term growth.                   175.7             0.85(8)         1960
(Co-managed by James W. Broadfoot and
Paul P. Baran, IMI)

Ivy US Blue Chip Fund                    Long-term growth.                    58.0             0.75            1998
(Paul P. Baran, IMI)

Ivy US Emerging Growth Fund
(James W. Broadfoot, IMI)                Long-term growth.                    64.5             0.85            1993


                                                 EMERGING MARKETS FUNDS

Ivy Pacific Opportunities Fund (Moira    Long-term capital growth.            11.3             1.00            1993
McLachlan)

Ivy Developing
Markets Fund                             Long-term growth.                    6.2              1.00            1994
(Moira A. McLachlan, IMI)


                                                   FIXED INCOME FUNDS

Ivy Bond Fund                            High level of current income.        54.5             0.50(9)         1985
(Richard A. Gluck, IMI)

Ivy Money Market Fund                    To obtain as high a level of         20.2             0.40            1987
(richard A. Gluck, IMI)                  current income as is
                                         consistent with the
                                         preservation of capital and
                                         liquidity.



                                                                           Net Assets
                                                                          as of March     Management Fee
                                                                            31, 2002        (% of Fund
            Name of Fund                                                  (In Millions     Average Daily      Year
          (Portfolio Manger)                  Investment Objective         of Dollars)(1)   Net Assets)    Introduced
          ------------------                  --------------------        ---------------  -------------   -----------
                                                    CANADIAN FUNDS

            IMI acts as sub-adviser to the following Canadian Funds, which are offered for sale only in Canada.

                                     (Net Assets are in millions of U.S. dollars)

Universal World Balanced RRSP Fund       Long-term capital growth by         143.3            0.50(10)         1994
(Co-managed by Richard A. Gluck and      pursuing both current income
Moira McLachlan, IMI)                    and capital gains, generally
                                         through international fixed
                                         income and equity derivative
                                         securities.

Universal World Income RRSP Fund
(Richard A. Gluck, IMI)                  Long-term capital growth.           219.0            0.50(10)         1975

Universal World Growth RRSP Fund         Long-term capital growth.           120.0            0.50(10)         1994
(Moira McLachlan, IMI)

Universal Americas Fund
(Co-managed by Paul P. Baran and Moira   Long-term capital growth.            13.6(11)        0.50(10)         1978
McLachlan, IMI)

Universal U.S. Emerging Growth Fund      Long-term capital growth.           104.5            0.50(10)         1991
(James W. Broadfoot, IMI)

Universal World Science and Technology   Long-term capital growth.            82.5(12)        0.50(10)         1996
Fund
(Co-managed by three portfolio
managers from MFC, IMI and Henderson)

Universal Select Managers Fund
(Co-managed by five portfolio managers   Long-term capital growth.           754.3            0.50(10)         1998
from MIMI, Henderson and Cundill 13)

Universal World Value Fund (Co-managed                                        14.2(14)        0.50(10)         1997
by Paul P. Baran and Moira McLachlan,    Long-term capital
IMI)                                     appreciation.

Mackenzie Yield Advantage Fund           Above-average income with the        9.7(15)         0.50(10)         1999
(Richard Gluck, IMI)                     potential for capital growth.

Universal U.S. Blue Chip                 Long-term capital growth.           230.8            0.50(10)         1999
Fund
(Paul P. Baran, IMI)

Universal Internet Technologies Fund     Long-term capital growth.            10.5(16)        0.40(10)         2000
(Keith Maher, IMI)



                                                                           Net Assets
                                                                          as of March     Management Fee
                                                                            31, 2002        (% of Fund
            Name of Fund                                                  (In Millions     Average Daily      Year
          (Portfolio Manger)                  Investment Objective         of Dollars)(1)   Net Assets)    Introduced
          ------------------                  --------------------        ---------------  -------------   -----------
Universal Communications Fund
(co-managed by three portfolio           Long-term capital growth.            1.8(12)         0.40(10)         2000
managers from IMI, MFC and Henderson)

Mackenzie Universal Select Managers
USA Capital Class (co-managed by five
portfolio managers from IMI, Alliance,   Long-term capital growth.            4.6(11)         0.40(10)         2000
Salomon and Credit Suisse) 17

Mackenzie Universal US Blue Chip         Long-term capital growth.            5.5             0.40(10)         2000
Capital Class (Paul P. Baran, IMI)

Mackenzie Universal US Emerging Growth   Long-term capital growth.            2.8             0.40(10)         2000
Capital Class (James W. Broadfoot, IMI)

Mackenzie Universal Select Managers
Capital Class (co-managed by five
portfolio managers from IMI, Henderson   Long-term capital growth.           16.4             0.40(10)         2000
and Cundill)

Mackenzie Universal Select Managers
International Capital Class
(co-managed by five portfolio managers   Long-term capital growth.            1.0             0.40(10)         2000
from IMI, MFC, Henderson and Robert
Fleming)

Mackenzie Universal Communications
Capital Class (co-managed by three
portfolio managers from IMI, MFC and     Long-term capital growth.            0.3(12)         0.40(10)         2000
Henderson)

Mackenzie Universal Diversified Equity
Capital Class 18(co-managed by Paul P.   Long-term capital                    0.4(14)         0.40(10)         2000
Baran and Moira McLachlan, IMI)          appreciation.

Mackenzie Universal Internet
Technologies Capital Class (Keith        Long-term capital growth.            1.4(16)         0.40(10)         2000
Maher, IMI)

Mackenzie Universal World Science and    Long-term capital growth.            3.1(12)         0.40(10)         2000
Technology Capital Class (co-managed
by three portfolio managers form IMI,
MFC and Henderson)

-----------------------

(1)      Excludes net assets of non-Canadian Fund sub-advised assets.

(2) Reduced to 0.85% for net assets over $250 million but less than $500 million and further reduced to 0.75% for net assets over $500 million. IMI retains 0.78%; Henderson, as sub-adviser, is paid 0.22%. From November 1, 2001 through October 31, 2002, IMI has contractually agreed to waive 0.12% of the total 1.00% in annual management fees to be deducted from the 0.78% remuneration to IMI.

(3)      Reduced to 0.75% for average daily net assets over $500 million.

(4)      IMI is paid 0.50%; MFC is paid 0.50%.

(5) Reduced to 0.90% for net assets over $2.0 billion, further reduced to 0.80% for net assets over $2.5 billion and further reduced to 0.70% for net assets over $3.0 billion.

(6)      IMI retains 0.78%; Henderson, as sub-adviser, is paid 0.22%.

(7)      IMI retains 0.50%; Cundill, as sub-adviser, is paid 0.50%.

(8)      Reduced to 0.75% for average daily net assets over $350 million.

(9)      Reduced to 0.40% for average daily net assets over $500 million.

(10) These fees are paid according to a graduated scale. For details see the "INVESTMENT MANAGEMENT AND ADVISORY SERVICES" section under "NARRATIVE DESCRIPTION OF BUSINESS."

(11) Effective June 8, 2002, the net assets of Universal Americas Fund were acquired by Mackenzie Universal Select Managers USA Capital Class Fund.

(12) Effective May 25, 2002, the net assets of Universal World Science and Technology Fund, Universal Communications Fund and Mackenzie Universal Communications Capital Class Fund were acquired by Mackenzie Universal World Science and Technology Capital Class Fund.

(13)     Cundill Investment Research, Inc., Canada

(14) Effective June 8, 2002, the net assets of Universal World Value Fund were acquired by Mackenzie Universal Diversified Equity Capital Class Fund.

(15) Effective January 18, 2002 the net assets of Universal World High Yield Fund were acquired by Mackenzie Yield Advantage Fund.

(16) Effective June 8, 2002, the net assets of Universal Internet Technologies Fund were acquired by Mackenzie Universal Internet Technologies Capital Class Fund, which effective June 8, 2002 changed its name to Universal Emerging Technologies Capital Class Fund.

(17) Alliance Capital Management Corporation, Salomon Smith Barney and Credit Suisse Asset Management, LLC.

(18) Effective January 11, 2002, the Fund changed its name from Mackenzie Universal World Value Capital Class.


         VOLUNTARY REIMBURSEMENT OF OPERATING EXPENSES

         In connection with a review of the overall management relationship between IIF and the Company (including affiliates) in December 2001, the Company determined to make and recorded a voluntary reimbursement to IIF's operating expenses in the amount of $400,000

         MULTI-CLASS SHARE STRUCTURE

         In October 1993, Ivy Fund began offering a multi-class structure that allows investors to choose an appropriate purchase option based on the amount purchased and the anticipated duration of the investment. MIMI implemented this multi-class structure in response to increasing competition from mutual fund managers offering funds without a front-end sales charge. The multi-class share structure allows investors to choose between paying a front-end sales charge at the time of purchase, or not paying a front-end sales charge at the time of purchase but instead paying a Contingent Deferred Sales Charge ("CDSC") on redemption. Prior to October 1993, Ivy Fund offered Class A shares only, which normally bear a front-end sales charge payable by the investor at the time of purchase and are subject to a 12b-1 Service Fee at an annual rate of up to 0.25% of a Fund's average daily net assets attributable to its Class A shares.

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

ADMINISTRATIVE, TRANSFER AGENT AND FUND ACCOUNTING SERVICES

         Under administrative services agreements, MIMI provides administrative services to the Funds including, but not limited to, maintenance of registration and qualification of Fund shares under state Blue Sky laws, preparation of federal, state and local income tax returns and preparation of financial and other information for prospectuses, securities regulatory documents and returns and periodic reports to shareholders. The administrative service agreements for the Funds continue in effect, after an initial two year period, for successive annual periods, provided that such continuance is specifically approved at least annually by a majority of votes cast in person at a meeting the Funds' Boards of Trustees called for that purpose, or by a vote of the holders of a majority of the Funds' outstanding voting securities. In either event, the continuance must be approved by a majority of the Funds' trustees who are not parties to the agreement or interested persons, within the meaning of the 40 Act, of the Funds or the Company. The administrative service agreements may be terminated upon 60 days written notice by a vote or written consent of a majority of the Funds' Board of Trustees, or by MIMI. To date, no administrative services agreements of the Company with the Funds have been terminated other than in connection with Fund closings. See "INVESTMENT MANAGEMENT AND ADVISORY SERVICES" under "NARRATIVE DESCRIPTION OF BUSINESS."

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

         Prior to June 30, 2001, IMSC served as transfer agent and dividend paying agent for the Funds and provided certain shareholder and shareholder-related services as required by the Funds. For transfer agent services, IMSC received a per shareholder account fee ranging from $20 to $22 per year. The shareholder account fee received by IMSC for Class I shares was $10.25. In addition, the Funds paid IMSC a monthly fee at an annual rate of $4.86 per account that was closed. IMSC was also reimbursed by the Funds for certain out-of-pocket expenses. As part of the Company's restructuring plan initiated in the fourth quarter of the year ended March 31, 2001, the Company transitioned the transfer agency function to a third party service provider, PFPC. Each Fund now pays PFPC an annual rate of $17.00 per shareholder account fee for transfer agency services and an annual rate of $3.60 per account fee for closed accounts. See "RESTRUCTURING" under "NARRATIVE DESCRIPTION OF BUSINESS."

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

         IMDI is assisted in its distribution efforts by a national team of six regional representatives who market the Funds to the broker-dealer, financial planner and registered investment adviser sales channels, supported by a national sales manager and a team of internal sales personnel, all of whom are employed by the Company. The broker-dealer and financial planner sales channels are the traditional channels through which load mutual funds are sold to investors. IMDI has dealer agreements with approximately 1,081 U.S. broker-dealer firms who distribute the Funds' shares through their regional offices. For the year ended March 31, 2002, two firms were responsible for 47% of the Company's mutual fund sales. None of the firms are under any obligation to sell a specific amount of shares of the Funds and some also sell shares of mutual funds that they sponsor and that are sponsored by unaffiliated organizations.

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

         Each Fund pays IMDI a 12b-1 Fee at an annual rate of 1.00% of the average daily net assets of the Class B and Class C shares of the Fund, which is comprised of a 12b-1 Distribution Fee of 0.75% of the average daily net assets paid to IMDI as reimbursement for various promotional and sales-related expenses incurred, and a 12b-1 Service Fee of 0.25% of the average daily net assets that IMDI pays to the broker-dealer for account maintenance and shareholder services. This fee is accrued daily and IMDI is paid monthly.

         The Company is entitled to receive a CDSC on the redemption of certain Class A shares that are sold at net asset value ("NAV") and for which an up-front commission was paid by the Company. The CDSC applies to shares that are redeemed within two years of the end of the month in which they were purchased. The Company is also entitled to receive a CDSC on the redemption of Class B and Class C shares depending on when they are redeemed. For Class B shares, the CDSC ranges from a maximum of 5% in the first year of purchase, and declines over six years to 1%. There is no CDSC for Class B shares held more than six years. For Class C shares, there is a 1% CDSC for redemptions during the first year after purchase.

         MIMI pays the up-front selling commission to broker-dealers on sales of Class B and Class C shares. The up-front selling commission is 4% and 1% for Class B and Class C, respectively. The Company may pay an up-front commission ranging from 0.25% to 1.00%, depending upon the purchase amounts, on certain Class A shares sold at NAV. The Company funds these up-front selling commissions from its cash flows from operations, including CDSC and 12b-1 Distribution Fees.

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

         As of March 31, 2002, there were approximately 85,400 shareholder accounts in the Funds.

CUSTODY AND BROKERAGE

         Custody of individual securities is maintained by banks, trust companies, brokerage firms or other custodians as appointed by the Company. The Company generally has the discretion to select brokers or dealers to be utilized to execute transactions for the Funds' accounts.

NUMBER OF EMPLOYEES

       As of March 31, 2002, the Company had 81 employees, including fifteen investment professionals, of whom four are portfolio managers, seven are research analysts and four are traders. The average period of employment of these professionals with the Company is approximately five years and their average investment experience is approximately sixteen years. The Company considers its employee relations to be good. See "RESTRUCTURING" below.

RESTRUCTURING

         During the fourth quarter of the year ending March 31, 2001, the Company recorded a $3,032,000 restructuring charge to cover costs associated with the plan of outsourcing the transfer agency operations and downsizing the sales, marketing and other various support functions, which resulted in a 41% decrease in the workforce. During the same period, the Company made payments totaling approximately $1,262,000 for these costs. For the year ended March 31, 2002, the Company made payments totaling approximately $1,545,000. The Company anticipates that the remaining restructuring costs of approximately $225,000, which primarily relate to lease obligations, will be paid from funds provided from operations during the six-month period ending September 30, 2002.

RISK FACTORS AND CAUTIONARY STATEMENTS

         COMPETITION

         The financial services industry is highly competitive and has increasingly become a global industry. There are over 8,300 open-end investment companies of varying sizes, investment policies and objectives whose shares are being offered to the public in the U.S. Given the large number of competitors in the U.S., the Company has focused its efforts on becoming an investment specialist with a worldwide perspective offering mutual funds with an emphasis on international and emerging growth investing. With this focus, the Company considers that it has narrowed the competitive field to a certain extent as it competes primarily with mutual fund managers that provide specialty mutual funds, such as international and emerging market funds, to investors. As of March 31, 2002, the Company's market share of monthly average net assets under management was 0.01%. However, the Company's market share of international and emerging market fund monthly average net assets under management was 0.15%.

         The Company competes with the financial services and other investment alternatives offered by stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. Many of the Company's competitors have substantially greater resources than the Company. In addition, there has been a trend of consolidation in the mutual fund industry, which has resulted in stronger competitors. Such competition could negatively impact the Company's market share, revenues and operating results.

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

         IVY INTERNATIONAL FUND

         As of March 31, 2002, 13% of the net assets under the Company's management was represented by IIF. A decline in the performance of IIF could have an effect on further redemptions of its shares. Net redemptions in IIF for the Company's fiscal year ended March 31, 2002 were $323 million, based on sales and redemptions of $153 million and $476 million, respectively.

         ABSENCE OF PUBLIC TRADING MARKET

         MFC owns 86% of the issued and outstanding common shares of MIMI as of March 31, 2002. The shares have been thinly traded. Further, the number of common shares of MIMI held by persons other than MFC are very small by market standards and this may have an adverse impact on liquidity and trading of the common shares.

         RELATIONSHIP WITH MFC

         For the year ended March 31, 2002, 26% of MIMI's consolidated revenues were derived from fees received from MFC for sub-advisory services provided to the Canadian Funds. Any change in these sub-advisory arrangements between MFC and MIMI could have an adverse effect on MIMI's revenues.

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

REGULATORY ENVIRONMENT

         Virtually all aspects of the Company's business are subject to various federal and state laws and regulations. As discussed above, the Company and its subsidiaries are registered with federal and state governmental agencies. These supervisory agencies have broad administrative powers, including the power to limit or restrict the Company from carrying on its business if it fails to comply with applicable laws and regulations. In the event of non-compliance, the possible sanctions that may be imposed include suspending individual employees, limiting the Company's ability to engage in business for specified periods of time, revoking the investment advisor or broker-dealer registrations and imposing censures and fines.

         The Company's officers, directors and employees may from time to time own securities that are also held by the Funds. The Company's internal policies with respect to individual investments by certain employees, including officers and directors who are employed by the Company, require prior clearance and reporting of certain transactions and restrict or prohibit other transactions so as to reduce the possibility of conflicts of interest. The Company's compliance procedures comply with recent amendments to Rule 17j-1 under the 40 Act.

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

         Under the 40 Act and rules thereunder, each of the Funds is required to obtain shareholder approval for certain changes in its operations, including changes to its investment advisory contracts, a change in control of its adviser, a material amendment to a Rule 12b-1 distribution plan or a change in any fundamental investment objective or other fundamental policies. The 40 Act also requires that each of the Funds' investment advisory contracts be annually approved by the Funds' Board of Trustees. Absent approval, these contracts, including the fee revenues from these contracts, would terminate.

         As a registered broker-dealer, IMDI is subject to net worth and capital requirements, bonding requirements and detailed rules of practice, as well as general anti-fraud provisions.

ITEM 2. PROPERTIES.

         The Company's corporate, research and administrative offices are located in leased premises, which consist of the following:

o Approximately 40,000 square feet located at First Union Plaza, 925 South Federal Highway, suite 600, Boca Raton, Florida 33432, for an average base rent per year of approximately $969,000. The lease expires in 2013.

o Approximately 5,300 square feet located at 1239-1287 East Newport Center Drive, Suite 106 and 205, Deerfield Beach, Florida 33442, for rent per year of approximately $98,000. The lease expires in 2003.

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

                                           Positions With the Company and
         Name                       Age    Its Significant Subsidiaries
         ----                       ---    -------------------------------------

         Keith J. Carlson           Age    President, Chief Executive Officer,
                                    46     and Director since July 1999. Prior
                                           thereto, Executive Vice President and
                                           Chief Operating Officer from December
                                           1997 to July 1999. Senior Vice
                                           President from August 1989 to
                                           December 1997. Director from April
                                           1985 to October 1996. Director of
                                           IMDI since June 1993. President and
                                           Chief Executive Officer of IMDI since
                                           December 1994. Chairman of IMI since
                                           January 1992. Director of IMI since
                                           November 1992. Senior Vice President
                                           of IMI since January 1992. Chairman
                                           and Director of IMSC since June 1993.
                                           President of IMSC from June 1993 to
                                           February 1996 and from February 2001
                                           to the
                                           present. Chairman and Trustee of Ivy
                                           Fund since July 1999. Prior thereto,
                                           President of Ivy Fund from December
                                           1996 to July 1999.


         James W. Broadfoot III     Age    Senior Vice President and Portfolio
                                    59     Manager since August 1990. Director
                                           since June 1995. President, IMI since
                                           October 1997. President and Trustee
                                           of Ivy Fund since July 1999. Prior
                                           thereto, Vice President of Ivy Fund
                                           since June 1996. Director of IMDI and
                                           IMSC since January 2001.


         Beverly J. Yanowitch       Age    Chief Financial Officer since January
                                    52     2000. Vice President since December
                                           1999. Treasurer since September 2000.
                                           Senior Vice President of IMDI since
                                           October 1997 and Vice President of
                                           IMDI since December 1993. Treasurer
                                           of IMDI since September 2000. Senior
                                           Vice President of IMI and IMSC since
                                           September 2000. Treasurer of IMI and
                                           IMSC since September 2000. Prior
                                           thereto, Controller from January 1993
                                           to December 1999. Treasurer of Ivy
                                           Fund since January 2001.


         Paul P. Baran              Age    Vice President since December 1999.
                                    51     Portfolio Manager and Senior Vice
                                           President of IMI since July 1998.
                                           Prior thereto, Senior Vice President
                                           and Chief Investment Officer for
                                           Central Fidelity National Bank from
                                           September 1987 to June 1998.


         Thomas H. Bivin, Jr.     Age      Vice President since September 1999.
                                   63      Executive Vice President and National
                                           Sales Manager for Ivy Mackenzie
                                           Distributors, Inc. since September
                                           1999. Senior Vice President and
                                           Wholesaler of Ivy Mackenzie
                                           Distributors, Inc. from July 1994 to
                                           September 1999.

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

                                       2002 Fiscal Year                             2001 Fiscal Year
                                    ----------------------                       -----------------------
   Quarter                           High             Low                        High               Low
   -------                          -----            -----                       -----             -----
   April-June                       $5.77            $4.28                       $6.48             $4.76
   July-September                    5.15             2.54                        5.73              4.98
   October-December                  3.60             2.45                        6.15              4.11
   January-March                     4.69             3.41                        5.98              4.19

         MIMI's stock option plan was adopted by the Board of Directors on August 31, 1994 (the "1994 Plan"). In accordance with the rules of the TSE, effective September 9, 1999, MIMI amended the 1994 Plan to fix the maximum number of shares issuable under the 1994 Plan at 3,114,220 common shares, representing 10% of the issued and outstanding common shares of MIMI's then outstanding shares less the common shares issued on the exercise of options within the preceding year. On March 31, 2002, there were 1,322,000 options outstanding.

         There are approximately 145 registered shareholders of the Company. As of March 31, 2002, MFC was the primary shareholder holding 15,987,910 shares, or 85.7% of the Company.

          In the past, MIMI has retained its earnings for use in the operation and expansion of its business. Commencing in fiscal year 2001, it began paying a semi-annual cash dividend of $0.01 per common share. Total common share dividends paid during the year ended March 31, 2002 approximated $374,000.

ITEM 6. SELECTED FINANCIAL DATA.

         The tables below indicate selected consolidated financial information for MIMI as of and for each of the five years in the period ended March 31, 2002. The selected consolidated financial data have been derived from the Company's consolidated financial statements. The following data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Company's Consolidated Financial Statements and notes thereto included elsewhere in this document. See Note 2 to the Consolidated Financial Statements for information regarding the restatements and applicable periods. (Note: all figures are in US dollars except where otherwise stated.)



                                                              For the year ended March 31,
                                ---------------------------------------------------------------------------------------
                                   2002                2001               2000               1999              1998
                                ----------          ----------         ----------         ----------         ----------
                                                   (In thousands of dollars, except per share amounts)
                                                  (as restated)      (as restated)      (as restated)

Revenues                        $   27,498          $   52,147         $   63,506         $   66,256         $   65,096
Net (loss) income                     (485)              2,174              5,678              8,318              9,526
Per common share:
 Net (loss) income -
basic                                (0.03)               0.12               0.30               0.43               0.51
 Net (loss) income -
diluted                              (0.03)               0.12               0.30               0.43               0.49
 Dividends declared and
paid                                  0.02                0.02               0.00               0.00               0.00


                                                                   As of March 31,
                               --------------------------------------------------------------------------------------
                                  2002               2001               2000               1999               1998
                               ----------         ----------         ----------         ----------         ----------
                                                             (In thousands of dollars)
Total Net Assets Under
Management                     $2,792,999         $3,666,948         $7,028,003         $4,768,271         $5,246,088


                                                                   (As Restated)
                                -----------------------------------------------------------------------------------
Total Assets                    $60,951            $61,894            $62,795            $67,767            $61,925
Total Liabilities                 4,015              4,638              7,502             15,694             18,475
                                -------            -------            -------            -------            -------
Stockholders' Equity            $56,936            $57,256            $55,293            $52,073            $43,450
                                =======            =======            =======            =======            =======




                                                                 (As Previously Reported)
                                -------------------------------------------------------------------------------------
Total Assets                      Na              $64,061              $64,072              $68,169                (1)
Total Liabilities                 Na                5,335                7,777               15,865                (1)
                                                  -------              -------              -------
Stockholders' Equity              Na              $58,726              $56,295              $52,304                (1)
                                                  =======              =======              =======

(1) The Company's assets, liabilities and stockholders' equity as of March 31, 1998 were not restated. The restatement described in Item 7 of this Form 10-K did not affect the Company's financial position or results of operations as of and for the year ended March 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Restatement of Previously Reported Results of Operations

         The restatement is related to the accounting for commissions paid by the Company in connection with certain Class A shares and the amortization of the deferred selling commissions related to Class B shares. The Company has restated the consolidated statements of financial condition as March 31, 2001 and the consolidated statements of operations for each of the years ended March 31, 2000 and March 31, 2001, and each of the quarters within the years ended March 31, 2000 and 2001 and the quarters ended June 30, 2001, September 30, 2001 and December 31, 2001 (see Item 6 and Item 8).

         The Company has determined that the accounting for commissions paid on certain Class A shares of the Funds was not in accordance with Statement of Position No. 98-5, "Reporting on the Cost of Start-Up Activities" ("SOP No. 98-5"). In 1998, the staff of the Financial Accounting Standards Board announced that expenditures paid by an advisor in connection with the distribution of shares of a fund, when the advisor does not receive both a distribution fee pursuant to Rule 12b-1 and a contingent deferred sales charge, do not meet the definition of an asset. As a result, amounts incurred and paid by the Company related to commissions on Class A shares should have been accounted for as start-up costs in accordance with SOP No. 98-5. Therefore, such amounts should be expensed as incurred rather than deferred and amortized. As a result of this portion of the restatement, the Company recorded additional expenses in the amount of $370,000, $470,000 and $222,000 for the years ended March 31, 1999,
2000 and 2001, respectively, and decreased expenses in the amount of $622,000 for the year ended March 31, 2002. The reduction in pre-tax income for the years ended March 31, 1999, 2000, and 2001 resulted from commissions paid on certain Class A shares during those years exceeding the amount of amortization recorded for past capitalized Class A commissions. The effect in the year ended March 31, 2002 was the reverse, as commissions paid on certain Class A shares were significantly less than the amount of amortization recorded for past capitalized Class A commissions. In addition, the Company recorded the cumulative effect of the change in accounting principle of $519,000, net of tax benefit of $313,000, which reduced the Company's net income, to reflect the adoption of SOP No. 98-5 as of April 1, 1999, in the consolidated statement of operations for the year ended March 31, 2000.

         In addition, the Company's previous amortization policy for deferred selling commissions for Class B shares was to amortize such amounts on a straight-line basis without recognition of additional amortization expense when the Class B shares were redeemed. The Company's amortization policy should have reflected Class B redemption activity. The Company's restated accounting policy is to amortize deferred selling commissions related to Class B shares on a straight-line basis over six years or until the Class B shares are redeemed, at which time the unamortized balance related to the redeemed shares is expensed. Therefore, the Company has restated the consolidated statement of financial condition as of March 31, 2001 and the consolidated statements of operations for the year ended March 31, 2001 (and each of the quarters within the year ended March 31, 2001) and the quarters ended June 30, 2001, September 30, 2001 and December 31, 2001. This portion of the restatement reduced previously reported pre-tax income by $466,000 for the year ended March 31, 2001 and $219,000, $97,000 and $112,000 for the quarters ended June 30, 2001, September 30, 2001 and December 31, 2001, respectively.

         The matters discussed above have resulted in adjustments to the statements of operations for amounts previously reported for the years ended March 31, 1999 through 2001 affecting sales literature, advertising and promotion expense, related to the Class A share commissions paid, and amortization of deferred selling commission, related to the Class A and B share commissions. Statement of operations amounts, including net income and earnings per share, required restatement. Total assets and liabilities, including deferred selling commissions and deferred tax asset/liability, net, and stockholders' equity amounts required restatement. The Selected Financial Data presented in Item 6 and the Consolidated Financial Statements and Supplementary Data in Item 8 have been restated to reflect the matters discussed above.

         The restatement for the commissions related to the Class A and Class B shares, as described above, has no impact on the Company's liquidity or cash flows.

THE FOLLOWING DISCUSSION OF OPERATING RESULTS INCLUDES THE IMPACT OF THE AFOREMENTIONED RESTATEMENTS.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Certain of our accounting policies are critical to understanding our financial statements because their application places significant demands on management's judgment, with financial reporting results relying on estimates of matters that are inherently uncertain.

         We believe that the critical accounting policies described in the following paragraphs affect the most significant estimates and assumptions used in the preparation of our consolidated financial statements. For all these policies, we caution that future events rarely develop exactly as estimated, and the best estimates routinely require adjustment.

         INTANGIBLE ASSETS

         Intangible assets, consisting principally of the cost of investment advisory and service contracts, are amortized over a ten-year period. Such amounts are shown on the consolidated statement of financial condition net of accumulated amortization. Management periodically assesses the value of its intangible assets by considering the future economic benefit associated with the revenue capacity of the contracts.

         REVENUE RECOGNITION

         Revenues for services rendered are recognized on an accrual basis when the services are performed. Such revenues include management, underwriting, distribution, fund accounting, administrative services and, through June 30, 2001, transfer agent fees.

         SELLING COMMISSIONS

         In conjunction with the sale of Class B and C shares, MIMI capitalizes selling commissions it pays to broker-dealers. The Company amortizes deferred selling commissions related to Class B shares on a straight-line basis over six years or until the Class B shares are redeemed at which time the unamortized balance related to the redeemed shares is expensed. MIMI amortizes commissions paid on Class C shares over one year. In connection with the sale of certain Class A shares, MIMI pays selling commissions that are recorded as a period cost and included in sales literature, advertising and promotion expense in the statement of operations.

         LONG-LIVED ASSETS

         Long-lived assets, principally property and equipment, deferred selling commissions, and intangible assets, are reviewed and evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by comparing the carrying value to the potential future cash flows to be generated by the respective assets. If these factors indicate that the assets are considered impaired, the impairment to be recognized is measured as the excess of the carrying value over the calculated potential future discounted cash flows.



YEAR ENDED MARCH 31, 2002 COMPARED WITH YEAR ENDED MARCH 31, 2001

         The volatility of the world financial markets continues to adversely affect the assets and sales of the U.S. Funds and Canadian Funds. Average net assets under management for the U.S. Funds decreased 49%, to $1,303 million for the twelve-month period ended March 31, 2002 from $2,542 million for the twelve-month period ended March 31, 2001. The Canadian Funds' average net assets decreased 36% to $1,918 million for the twelve-month period ended March 31, 2002 from $3,011 million for the twelve-month period ended March 31, 2001.

         Sales of the U.S. Funds for the twelve-month period ended March 31, 2002 decreased by $481 million compared to the twelve-month period ended March 31, 2001, while redemptions decreased by $940 million for the twelve-month period ended March 31, 2002 compared to the twelve-month period ended March 31, 2001. Ivy International Fund accounted for 52% and 62% of the sales and redemptions, respectively, for the twelve-month period ended March 31, 2002 and 38% and 67% of the sales and redemptions, respectively, for the twelve-month period ended March 31, 2001.

REVENUES

         As described in further detail below, total revenues decreased 47%, or $24.6 million to $27.5 million for the year ended March 31, 2002 as compared to $52.1 million for the year ended March 31, 2001.

         Management, 12b-1 service and distribution and administrative service fees decreased $12.0 million, $3.6 million and $1.2 million, to $12.0 million, $4.0 million and $1.3 million, respectively, for the year ended March 31, 2002 as compared to $24.0 million, $7.6 million and $2.5 million, respectively, for the year ended March 31, 2001. These decreases of 50%, 47% and 48%, respectively, are as a result of the decrease in the U.S. Funds' average net assets under management.

         Sub-advisory fees from the Canadian Funds decreased 28%, or $2.8 million to $7.2 million for the year ended March 31, 2002 as compared to $10.0 million for the year ended March 31, 2001 as a result of the decrease in the average net assets of the Canadian Funds.

         Fund accounting and transfer agent fees collectively decreased 63%, or $2.4 million to $1.4 million for the year ended March 31, 2002 as compared to $3.8 million for the year ended March 31, 2001 due to a decrease in the number of U.S. Funds due to reorganizations and dissolutions in the latter portion of fiscal year 2001 and outsourcing of the Company's internal transfer agency in June 2001 (See "Narrative Description of Business").

         Underwriting fees have decreased 75%, or $183,000 to $60,000 for the year ended March 31, 2002 as compared to $243,000 for the year ended March 31, 2001 due to decreases in Class A share sales. Redemption fees have decreased 6%, or $57,000 to $972,000 for the year ended March 31, 2002 as compared to $1,029,000 for the year ended March 31, 2001 due to the decrease in redemption revenue earned on Class C shares exceeding the increase in redemption revenue earned on Class B shares.

         Interest, dividends and other revenue decreased 55%, or $1.7 million to $1.4 million for the year ended March 31, 2002 as compared to $3.1 million for the year ended March 31, 2001 due to a decrease in investment income earned as a result of declining interest rates and lower dividend distributions from the investments in the U.S. Funds.

         Net realized loss on marketable securities, which relates to the sale of and what are deemed to be other than temporary impairments of the Company's investments in the U.S. Funds, increased 221%, or $539,000 to $783,000 for the year ended March 31, 2002 as compared to $244,000 for the year ended March 31, 2001 due principally to the Company recording an other than temporary impairment of the Company's investments in the U.S. Funds during the year ended March 31, 2002.

EXPENSES

         As described in further detail below, total operating expenses of $28.1 million for the year ended March 31, 2002 decreased 42%, or $20.1 million from $48.2 million (as restated) for the year ended March 31, 2001.

         Sales literature, advertising and promotion expenses of $2.0 million, which includes commissions paid to broker-dealers on Class A shares, decreased 66%, or $3.8 million for the year ended March 31, 2002 as compared to $5.8 million (as restated) for the year ended March 31, 2001 due to a re-focused marketing plan and a decline in the sales of Class A shares that are sold at net asset value and resulted in a reduction of commissions paid by the Company (See
Note 2 to the Consolidated Financial Statements).

         12b-1 Service fees paid to broker/dealers decreased 47%, or $2.7 million to $3.0 million for the year ended March 31, 2002 as compared to $5.7 million for the year ended March 31, 2001 due to the decrease in net assets under management.

         Employee compensation and benefits decreased 22%, or $3.5 million to $12.1 million for the year ended March 31, 2002 as compared to $15.6 million for the year ended March 31, 2001. The decrease is due to an overall decrease in the number of employees as of March 31, 2002, which was 81 as compared to 119 at March 31, 2001, a decrease of 32%. From May 2000 to December 2001, the Company increased its investment advisory personnel by 35% to 27 professionals, in part as a result of the internalization of the portfolio management of Ivy International Fund. The increase in investment advisory personnel was offset by the reduction in headcount in connection with the restructuring initiated in the fourth quarter of the year ended March 31, 2001 (See "Narrative Description of Business").

         Sub-advisory fees decreased 86%, or $1.9 million to $285,000 for the year ended March 31, 2002 as compared to $2.2 million for the year ended March 31, 2001 due to a decline in sub-advised net assets and the internalization of the portfolio management of Ivy International Fund during the first quarter of the year ended March 31, 2001.

         Amortization of deferred selling commissions decreased $669,000, or 27%, for the year ended March 31, 2002 compared to the year ended March 31, 2001 due to weaker Class B and C share sales in the current period, which resulted in a lower Class B and C share asset base at March 31, 2002 as compared to March 31, 2001 (as restated) (See Note 2 to the Consolidated Financial Statements).

         General and administrative expenses decreased 59%, or $4.4 million to $3.1 million for the year ended March 31, 2002 as compared to $7.5 million for the year ended March 31, 2001. The decrease was attributable to: (1) costs incurred last year in connection with the change in control of MFC; (2) the outsourcing of the transfer agency; (3) the general reductions in connection with the restructuring initiated in the fourth quarter of the year ended March 31, 2001; and (4) the non-recurrence of costs incurred in the prior year in connection with various fund reorganizations.

         Occupancy and equipment rental decreased 22%, or $400,000 to $1.4 million for the year ended March 31, 2002 as compared to $1.8 million for the year ended March 31, 2001. Fiscal year 2001 included additional lease expense in connection with the early termination of former office leases. Excluding the additional costs, occupancy and equipment rental expenses would have been comparable for both years.

         The Company contractually limits total fund expenses for certain U.S. Funds and bears expenses in excess of such limits. The increase in reimbursement to the U.S. Funds for expenses of 14%, or $300,000 to $2.4 million for the year ended March 31, 2002 as compared to $2.1 million for the year ended March 31, 2001 resulted from: (1) an increase in the reimbursement related to decreases in the average net asset values of the U.S. Funds for which the Company limits expenses; and (2) a voluntary reimbursement of $400,000 in Ivy International Fund's ("IIF") operating expenses. Such increases were partially offset by a decrease in the number of U.S. Funds being reimbursed during the current year in comparison to the prior year as a result of various fund reorganizations in the latter half of the year ending March 31, 2001. Excluding the voluntary reimbursement to IIF, fund expense reimbursement for the year ended March 31, 2002 would have decreased 5% as compared to the year ended March 31, 2001.

YEAR ENDED MARCH 31, 2001 COMPARED WITH YEAR ENDED MARCH 31, 2000

         Average net assets under management, exclusive of net assets of the Canadian Funds and other sub-advised funds, decreased 25% to $2,542 million for the twelve-month period ended March 31, 2001 from $3,391 million for the twelve-month period ended March 31, 2000.

         Sales of the U.S. Funds for the twelve-month period ended March 31, 2001 increased by $13 million compared to the twelve-month period ended March 31, 2000, while redemptions increased by $441 million for the twelve-month period ended March 31, 2001 compared to the twelve-month period ended March 31, 2000. IIF accounted for 38% and 67% of the sales and redemptions, respectively, for the twelve-month period ended March 31, 2001 and 42% and 71% of the sales and redemptions, respectively, for the twelve-month period ended March 31, 2000.

REVENUES

         Total revenues decreased 18% to $52.1 million for the year ended March 31, 2001 from $63.5 million for the year ended March 31, 2000 due principally to the decrease in the net assets of the U.S. Funds and the fees derived therefrom. The following is an explanation of increase or decrease in each major category.

         Management, 12b-1 service and distribution, and administrative service fees decreased $8.5 million, $1.3 million and $0.8 million, to $24.0 million, $7.6 million and $2.5 million, respectively, for the year ended March 31, 2001 as compared to $32.5 million, $8.9 million and $3.3 million, respectively, for the year ended March 31, 2001. These decreases of 26%, 15% and 24%, respectively, are a result of the decrease in the U.S. Funds' average net assets under management.

         Sub-advisory fees from the Canadian Funds increased 5%, or $0.5 million, to $10.0 million for the year ended March 31, 2001 from $9.5 million for the year ended March 31, 2000. This increase is attributable to a 35% increase in the Canadian Funds' average net assets to $3,011 million for the year ended March 31, 2001 from $2,229 million for the year ended March 31, 2000. The increase in the Canadian Funds' average net assets is attributable to the addition of eleven new funds, which were primarily introduced in the third quarter of the year ended March 31, 2001.

         12b-1 Service and Distribution fees decreased 15%, or $1.3 million, to $7.6 million for the year ended March 31, 2001 from $8.9 million for the year ended March 31, 2000 due to the decrease in the U.S. Funds' net assets under management.

         Fund accounting and transfer agent fees collectively were comparable at $3.8 million for the years ending March 31, 2001 and 2000.

         Underwriting fees decreased 50%, or $0.2 million, to $0.2 million for the year ended March 31, 2001 from $0.4 million for the year ended March 31, 2000 due to a decline in Class A share sales during the year ended March 31, 2001.

         Redemption fees increased 150%, or $0.6 million, to $1.0 million for the year ended March 31, 2001 from $0.4 million for the year ended March 31, 2000 due to an increase in redemptions of Class B and C shares.

         Interest, dividends and other revenues of $3.1 million for the year ended March 31, 2001 were comparable to fiscal year 2000 amounts.

         Net realized gain (loss) on marketable securities decreased 116% or $1.8 million for the year ended March 31, 2001 primarily as a result of: (1) approximately $0.3 million in losses incurred on the dissolution of Mackenzie Solutions and Ivy International Strategic Bond Fund and (2) the non-recurrence of approximately $1.5 million in gains realized during the year ended March 31, 2000 as a result of a liquidation in the Company's investment in Ivy European Opportunities Fund.

EXPENSES

         Total operating expenses of $48.2 million (as restated) for the year ended March 31, 2001 decreased 9%, or $4.9 million, from $53.1 million (as restated) for the year ended March 31, 2000.

         Sales literature, advertising and promotion expenses of $5.8 million (as restated), which includes commission paid to broker-dealers on Class A shares, increased 2%, or $0.1 million for the year ended March 31, 2001 as compared to $5.7 million (as restated) for the year ended March 31, 2000. Commissions paid on Class A shares, that are sold at net asset value, decreased $250,000, which was offset by an increase of $350,000 for sales literature and other promotional expenses during the year ended March 31, 2001 (See Note 2 to the Consolidated Financial Statements).

         12b-1 Service fees paid to broker/dealers decreased 28%, or $2.2 million to $5.7 million for the year ended March 31, 2001 from $7.9 million for the year ended March 31, 2000 due to the decrease in U.S. Funds' net assets under management.

         Employee compensation and benefits increased 17%, or $2.3 million, to $15.6 million for the year ended March 31, 2001 from $13.3 million for the year ended March 31, 2000. This increase is due to cost of living increases and an increase in staffing levels for the year ended March 31, 2001 as compared to the year ended March 31, 2000. The increased staffing levels primarily relate to the internalization of the portfolio management function of IIF in May 2000. See "IVY INTERNATIONAL FUND" under "THE PRODUCTS."

         Sub-advisory fees decreased 84%, or $11.4 million, to $2.2 million for the year ended March 31, 2001 from $13.6 million for the year ended March 31, 2000 due to the internalization of the portfolio management of IIF.

         Amortization of deferred selling commissions increased 281%, or $1.8 million, to $2.5 million (as restated) for the year ended March 31, 2001 from $0.7 million (as restated) for the year ended March 31, 2000 due to a higher Class B share asset base and additional amortization of the deferred selling commission asset related to Class B shares for the year ended March 31, 2001 as a result of increased redemption revenue. This additional amortization was based on the Company's policy that the unamortized balance of the deferred selling commission asset is expensed at the time the Class B shares are redeemed (See
Note 2 to the Consolidated Financial Statements).

         General and administrative expenses increased 15%, or $1.0 million, to $7.5 million for the year ended March 31, 2001 from $6.5 million for the year ended March 31, 2000 due primarily to costs incurred in connection with the change in control of MFC and costs related to reorganizations and dissolutions of certain funds.

         Restructuring costs of $3.0 million were recorded in the year ended March 31, 2001. The restructuring plans include out-sourcing the transfer agency function and downsizing sales and marketing departments and various support functions. See "RESTRUCTURING" under "NARRATIVE DESCRIPTION OF BUSINESS."

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

         The Company contractually limits total fund expenses for certain U.S. Funds and bears expenses in excess of such limits. The decrease of $0.5 million, to $2.1 million for the year ended March 31, 2001 from $2.6 million for the year ended March 31, 2000 in the reimbursement to the U.S. Funds for expenses is due to the decrease in the number of U.S. Funds reimbursed resulting from the reorganization and dissolution of certain funds.

         The Company adopted Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" and, accordingly, effective April 1, 1999, recorded the cumulative effect of the change in accounting principle related to the accounting for commissions paid on Class A shares of $832,000, net of a tax benefit of $313,000, for the year ended March 31, 2000 (See Note 2 to the Consolidated Financial Statements).


LIQUIDITY AND CAPITAL RESOURCES

         Liquidity and capital resources are primarily derived from the operating cash flows received by the Company from managing and providing investment advisory services to mutual funds offered in the U.S. and from providing sub-advisory services to the Canadian Funds. The Company believes the cash and cash equivalents at March 31, 2002, and cash expected to be generated from operations, will be sufficient to meet working capital requirements and required capital expenditures for at least the next twelve months.

         The Company's cash and cash equivalents increased to $46.9 million at March 31, 2002 from $44.8 million at March 31, 2001. This $2.1 million increase for the year ended March 31, 2002 resulted from (i) cash provided by operating activities of $3.9 million, including the impact of a decrease in receivables and an increase in accounts payable, accrued expenses and other liabilities, offset by the payment of amounts related to restructuring costs and deferred selling commissions; (ii) cash used in investing activities of approximately $1.9 million, primarily related to purchases of property and equipment; and
(iii) cash provided by financing activities of approximately $76,000 consisting of a capital contribution from MFC for costs incurred with respect to the change in control of MFC offset by the payment of dividends.

         On October 11, 2001, the Company renewed a $10 million line of credit with First Union National Bank. The line of credit has a term of 364 days and is available for general working capital and short-term capital expenditure needs. There are no immediate plans to draw on the line of credit as the Company maintains sufficient cash balances to meet its financial commitments.

         Capital expenditures for the year ended March 31, 2002 were internally funded and primarily consisted of furniture and equipment, leasehold improvements and computer equipment and software enhancements. The Company does not anticipate incurring significant amounts during the year ending March 31, 2003 in property and equipment, technology and furniture and furnishings.

7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Reference is made to the information contained under the heading "BUSINESS - RISK FACTORS AND CAUTIONARY STATEMENTS."


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The table below indicates selected quarterly financial information for MIMI on a consolidated basis as restated and as previously reported for the last eight fiscal quarters.




     Fiscal 2002 for the Quarter Ended                             Jun 30        Sept 30          Dec 31         Mar 31**
                                                                   ------         ------          ------         --------
                                                                               (as restated)
                                                                    (In thousands of dollars, except per share amounts)

     Revenues                                                      $9,035         $7,071          $6,261         $5,130

     Expenses                                                       8,335          7,227           6,870          5,645

     Provision (benefit) for income taxes                             270           (34)           (195)           (137)

     Net income (loss)                                                430          (122)           (414)           (378)
     Earnings (loss) per share - basic                               0.02         (0.01)          (0.02)          (0.02)
     Earnings (loss) per share - diluted*                            0.02         (0.01)          (0.02)          (0.02)



AS PREVIOUSLY REPORTED:

     Fiscal 2002 for the Quarter Ended                             Jun 30        Sept 30          Dec 31
                                                                   ------        -------          ------

     (In thousands of dollars, except per share amounts)

     Revenues                                                      $9,035         $7,071          $6,261

     Expenses                                                       8,268          7,297           6,915

     Provision (benefit) for income taxes                             296           (60)           (212)

     Net income (loss)                                                471          (166)           (442)
     Earnings (loss) per share - basic                               0.03         (0.01)          (0.02)
     Earnings (loss) per share - diluted*                            0.03         (0.01)          (0.02)

-----------------

* Weighted average common stock equivalents ("CSEs") of 495 and 869 shares for the quarters ended September 30, 2001 and March 31, 2002, respectively, have been excluded from the diluted calculations due to their anti-dilutive effect in a net loss period. There were no CSEs for the quarter ended December 31, 2001.

** The results of operations for the quarter ended March 31, 2002 includes a charge of approximately $672 for other than temporary impairment of marketable securities.

AS RESTATED:

     Fiscal 2001 for the Quarter Ended                             Jun 30        Sept 30          Dec 31         Mar 31
                                                                   ------        -------          ------         ------
     (In thousands of dollars, except per share amounts)

     Revenues                                                     $15,573        $14,272         $12,089        $10,213

     Expenses***                                                   13,806         11,110          10,495         12,820

     Provision (benefit) for income taxes                             737          1,309             686          (989)

     Net income (loss)                                              1,030          1,853             908        (1,618)
     Earnings (loss) per share - basic                               0.06           0.10            0.05         (0.09)
     Earnings (loss) per share - diluted****                         0.05           0.10            0.05         (0.09)



AS PREVIOUSLY REPORTED:

     Fiscal 2001 for the Quarter Ended                             Jun 30        Sept 30          Dec 31         Mar 31
                                                                   ------        -------          ------         ------
     (In thousands of dollars, except per share amounts)

     Revenues                                                     $15,573        $14,272         $12,089        $10,213

     Expenses***                                                   13,612         10,957          10,318         12,656

     Provision (benefit) for income taxes                             811          1,368             754          (972)

     Net income (loss)                                              1,150          1,947           1,017        (1,471)
     Earnings (loss) per share - basic                               0.06           0.10            0.05         (0.08)
     Earnings (loss) per share - diluted****                         0.06           0.10            0.05         (0.08)

--------------------

*** Expenses for the quarter ended March 31, 2001 include restructuring costs of $3,032. See "RESTRUCTURING" under "NARRATIVE DESCRIPTION OF BUSINESS."

**** Weighted average CSEs of 65,551 shares for the quarter ended March 31, 2001 have been excluded from the diluted calculation due to their anti-dilutive effect in a net loss period.

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


ITEM 11. EXECUTIVE COMPENSATION

         Information called for by this item is set forth under "Summary of Compensation" in the Proxy Statement and incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information called for by this item is set forth under "Securities Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and incorporated herein by reference.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

1. FINANCIAL STATEMENTS:

     Consolidated Financial Statements and Report of Independent Certified Public Accountants included herein. See Index on page F-1.

2. FINANCIAL STATEMENT SCHEDULES:

     All schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the Consolidated Financial Statements or the notes thereto.

3. EXHIBITS:

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

3.1.2    Articles of Organization - Ivy Management, Inc.      Exhibit 3.1.2 to the Company's
                                                              Form 10 filed with the Commission
                                                              on Oct. 13, 1999

3.1.3    Articles of Incorporation -                          Exhibit 3.1.3 to the Company's
         Ivy Mackenzie Distributors, Inc.                     Form 10 filed with the Commission
                                                              on Oct. 13, 1999

3.1.4    Articles of Incorporation -                          Exhibit 3.1.4 to the Company's
         Ivy Mackenzie Services Corp.                         Form 10 filed with the Commission
                                                              on Oct. 13, 1999

3.2.1    By-Laws -                                            Exhibit 3.2.1 to the Company's
         Mackenzie Investment Management Inc.                 Form 10 filed with the Commission
                                                              on Oct. 13, 1999
                  .
3.2.2    By-Laws - Ivy Management, Inc.                       Exhibit 3.2.2 to the Company's
                                                              Form 10 filed with the Commission
                                                              on Oct. 13, 1999

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

10.16    Credit Agreement dated October 13, 1999              Exhibit 10.16 to the Company's
         between Mackenzie Investment Managementand           Form 10-K filed with the its
         Subsidiaries, and First Union National               Commission on June 29, 2000.
         Bank

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

10.29    Change in Control Agreement -                        Exhibit 10.29 to the Company's
         Paul Baran                                           Form 10-Q filed with the
                                                              Commission on January 23, 2001.

10.29.1  Amendment to Change in Control Agreement -           Exhibit 10.29.1 filed herewith
         Paul Baran

10.30    Change in Control Agreement -                        Exhibit 10.30 to the Company's
         Thomas Bivin                                         Form 10-Q filed with the
                                                              Commission on January 23, 2001.

10.30.1  Amendment to Change in Control Agreement -           Exhibit 10.30.1 filed herewith
         Thomas Bivin

10.31    Change in Control Agreement -                        Exhibit 10.31 to the Company's
         Tom Bracco                                           Form 10-Q filed with the
                                                              Commission on January 23, 2001.

10.32    Change in Control Agreement -                        Exhibit 10.32 to the Company's
         James Broadfoot                                      Form 10-Q filed with the
                                                              Commission on January 23, 2001.


10.32.1  Amendment to Change in Control Agreement -           Exhibit 10.32.1 filed herewith
         James Broadfoot

10.33    Change in Control Agreement -                        Exhibit 10.33 to the Company's
         Keith J. Carlson                                     Form 10-Q filed with the
                                                              Commission on January 23, 2001.

10.34    Change in Control Agreement -                        Exhibit 10.34 to the Company's
         William Ferris                                       Form 10-Q filed with the
                                                              Commission on January 23, 2001.

10.35    Change in Control Agreement -                        Exhibit 10.35 to the Company's
         Robert Perry                                         Form 10-Q filed with the
                                                              Commission on January 23, 2001.

10.35.1  Amendment to Change in Control Agreement -           Exhibit 10.35.1 filed herewith
         Robert Perry


10.36    Change in Control Agreement -                        Exhibit 10.36 to the Company's
         Sheridan Reilly                                      Form 10-Q filed with the
                                                              Commission on January 23, 2001.

10.37    Change in Control Agreement -                        Exhibit 10.37 to the Company's
         Beverly Yanowitch                                    Form 10-Q filed with the
                                                              Commission on January 23, 2001.

10.37.1  Amendment to Change in Control Agreement -           Exhibit 10.37.1 filed herewith
         Beverly Yanowitch

10.38    Employee Retention Plan                              Exhibit 10.38 to the Company's
                                                              Form 10-Q filed with the
                                                              Commission on January 23, 2001.

10.38.1  Employee Retention Plan                              Exhibit 10.38.1 filed herewith

10.38.2  Retention Plan for Subsidiary Officers,              Exhibit 10.38.2 filed herewith
         Regional VP's and Investment Professionals

10.39    Change in Control Agreement -                        Exhibit 10.39 to the Company's
         Stephen Barrett                                      Form 10-Q filed with the
                                                              Commission on November 1, 2001.

10.40    Lease Agreement Between Boca II Associates           Exhibit 10.40 filed herewith
         (Landlord) and Mackenzie Investment Management
         Inc. (Tenant)

10.41    Sublease Agreement Between Mackenzie                 Exhibit 10.41 filed herewith
         Investment Management Inc. (Lessor) and BB&T
         Capital Markets, Inc., a division of Scott &
         Stringfellow, Inc. (Lessee)


10.42    First Amendment to Lease Between Newport             Exhibit 10.42 filed herewith
         Center BP LLC a Florida Limited Liability Company
         as successor in interest to Glenborough Properties,
         L.P., a California limited partnership (Landlord)
         and Mackenzie Investment Management Inc. (Tenant)

10.43    Master Business Management and Investment            Exhibit 10.43 filed herewith
         Advisory Agreement - Ivy Fund (Fund) and Ivy
         Management, Inc. (Manager) dated May 29, 2001.

10.44    Master Business Management and Investment            Exhibit 10.44 filed herewith
         Advisory Agreement Supplement - Ivy Fund (Fund)
         and Ivy Management, Inc. (Manager) dated
         May 29, 2001.

10.45    Master Business Management and Investment            Exhibit 10.45 filed herewith
         Advisory Agreement Supplement - Ivy Fund (Trust)
         on behalf of Ivy Global Natural Resources Fund and
         Ivy Management, Inc. (Manager) dated May 29, 2001.

10.46    Investment Advisory Agreement - Ivy Fund (Trust)     Exhibit 10.46 filed herewith
         Mackenzie Financial Corporation (Adviser) dated
         May 29, 2001.

10.47    Subadvisory Agreement Between Ivy Management,        Exhibit 10.47 filed herewith
         Inc. (Manager) and Henderson Investment
         Management Limited (Subadviser) dated
         May 29, 2001.

10.48    Subadvisory Agreement Between Ivy Management,        Exhibit 10.48 filed herewith
         Inc. (Manager) and Peter Cundill and Associates,
         Inc. (Subadviser) dated May 29, 2001.

10.49    Ivy Fund Amended and Restated Distribution           Exhibit 10.49 filed herewith
         Agreement dated April 18, 2001

10.50    Transfer Agency and Services Agreement Between       Exhibit 10.50 filed herewith
         Ivy Fund and PFPC Inc. dated June 25, 2001

21.1     Subsidiaries                                         Exhibit 21.1 to the Company's
                                                              Form 10 filed with the Commission
                                                              on Oct. 13, 1999

24.1     Powers of Attorney                                   Exhibit 24.1 to the Company's
                                                              Form 10 filed with the Commission
                                                              on Oct. 13, 1999

27.1     Financial Data Schedule


(b) REPORTS ON FORM 8-K:

* On December 10, 2001, the Company filed a Form 8-K under Item 5 announcing the declaration of a dividend of U.S. $0.01 per share to shareholders of record on December 28, 2001, with a payable date of January 7, 2002.

* On November 20, 2001, the Company filed a Form 8-K under Item 5 announcing the change of lead manager of the Ivy Funds International Equities Advisory team.

* On September 13, 2001, the Company filed a Form 8-K under Item 5 announcing the rescheduling of the Company's Annual and Special Meeting of Shareholders for Wednesday, September 19, 2001.

* On September 11, 2001, the Company filed a Form 8-K under Item 5 announcing the cancellation of the Company's Annual and Special Meeting of Shareholders originally scheduled for Thursday, September 13, 2001.

* On August 13, 2001, the Company filed a Form 8-K under Item 5 announcing a recent change to the Board of Directors of the Company.

* On June 18, 2001, the Company filed a Form 8-K under Item 5 announcing its financial results for the fourth quarter and year ended March 31, 2001.

* On June 18, 2001, the Company filed a Form 8-K under Item 5 announcing the declaration of a dividend of U.S. $0.01 per share to shareholders of record on June 27, 2001 with a payable date of July 6, 2001.




                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MACKENZIE INVESTMENT MANAGEMENT INC.

By: /s/ Keith J. Carlson
    --------------------------------
    Keith J. Carlson
    President, Chief Executive Officer and Director
    Date: July 9, 2002

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


Name                                      Capacity                                                  Date
----                                      --------                                                  ----
/s/ Keith J. Carlson                      President, Chief Executive Officer and                    July 9, 2002
----------------------------------        Director
Keith J. Carlson


/s/ Beverly J. Yanowitch                  Vice President and Chief Financial Officer                July 9, 2002
-----------------------------------
Beverly J. Yanowitch


/s/ Neil Lovatt                           Chairman and Director                                     July 9, 2002
-----------------------------------
Neil Lovatt


/s/ James W. Broadfoot III                Senior Vice President and Director.                      July 9, 2002
-----------------------------------
James W. Broadfoot III


/s/ Alan J. Dilworth                      Director                                                July 9, 2002
-----------------------------------
Alan J. Dilworth


/s/ Allan S. Mostoff                      Director                                                July 9, 2002
-----------------------------------
Allan S. Mostoff, Esq.



/s/ James L. Hunter                       Director                                                July 9, 2002
-----------------------------------
James L. Hunter


/s/ Alasdair J. McKichan                  Director                                                July 9, 2002
-----------------------------------
Alasdair J. McKichan


/s/ Michael R. Peers                      Director                                                July 9, 2002
-----------------------------------
Michael R. Peers


/s/ Paul P. Baran                         Vice President                                          July 9, 2002
-----------------------------------
Paul P. Baran


/s/ Thomas H. Bivin, Jr.                  Vice President                                          July 9, 2002
-----------------------------------
Thomas H. Bivin, Jr.


MACKENZIE INVESTMENT
MANAGEMENT INC.
CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2002 AND 2001 AND
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

TABLE OF CONTENTS

                                                                                                         PAGES
Management's Report to Stockholders                                                                       F - 2

Report of Independent Certified Public Accountants                                                        F - 3

Financial Statements:

    Consolidated Statements of Financial Condition as of
    March 31, 2002 and 2001                                                                               F - 4

    Consolidated Statements of Operations for the years ended
    March 31, 2002, 2001 and 2000                                                                         F - 5

    Consolidated Statements of Changes in Stockholders' Equity
    for the years ended March 31, 2002, 2001 and 2000                                                     F - 6

    Consolidated Statements of Cash Flows for the years ended
    March 31, 2002, 2001 and 2000                                                                         F - 7

    Notes to Consolidated Financial Statements                                                         F-8 - F-24

                       MANAGEMENT'S REPORT TO STOCKHOLDERS

         The accompanying consolidated financial statements and all information in the Form 10-K have been prepared by management and approved by the Board of Directors of Mackenzie Investment Management Inc. (the "Company"). The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and, where appropriate, reflect management's best estimates and judgments. The Company has restated their consolidated financial statements as of March 31, 1999 through March 31, 2001, and for each of the years then ended and each of the quarters within the years ended March 31, 2000 and 2001 and the quarters ended June 30, 2001, September 30, 2001 and December 31, 2001 (see Note 2 to the Notes to the Consolidated Financial Statements). The Company has reviewed its consolidated financial statements for the periods presented for compliance with accounting principles generally accepted in Canada and has determined that there are no material differences between the amounts reported in these financial statements and the amounts which would be reported in accordance with accounting principles generally accepted in Canada.

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

         The Company's Audit, Finance and Risk Committee is appointed by the Board of Directors annually and is comprised of three non-management directors. The Audit, Finance and Risk Committee meets with management as well as with the independent certified public accountants to satisfy itself that management is properly discharging its financial reporting responsibilities and to review the consolidated financial statements and the report of independent certified public accountants. The Audit, Finance and Risk Committee reports its findings to the Board of Directors for consideration in approving the consolidated financial statements for presentation to the stockholders. The independent certified public accountants have direct access to the Audit, Finance and Risk Committee of the Board of Directors.

         The consolidated financial statements have been independently audited by PricewaterhouseCoopers LLP on behalf of the stockholders, in accordance with auditing standards generally accepted in the United States of America. Their report outlines the nature of their audit and expresses their opinion on the consolidated financial statements of the Company.

/s/ Keith J. Carlson                                  /s/ Beverly J. Yanowitch
-------------------------------------                 -------------------------
Keith J. Carlson                                      Beverly J. Yanowitch
President and Chief Executive Officer                 Vice President and Chief
July 8, 2002                                          Financial Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Mackenzie Investment Management Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Mackenzie Investment Management Inc. and its subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its financial statements as of March 31, 1999 and for each of the two years in the period ended March 31, 2001.


PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
July 8, 2002

MACKENZIE INVESTMENT MANAGEMENT INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                     MARCH 31,
                                                                        ----------------------------------
                              ASSETS                                         2002                  2001
                                                                                              (AS RESTATED)
Cash and cash equivalents                                               $  46,927,723        $  44,797,238
Marketable securities                                                       2,271,247            2,460,918
Receivables:
   Funds for fees and expense advances                                      1,645,813            2,422,457
   Other                                                                      727,831            1,261,619
Property and equipment, net                                                 2,493,398              748,867
Intangible assets, net                                                      3,034,960            4,276,788
Deferred selling commissions                                                3,302,695            4,630,312
Other assets                                                                  547,039            1,295,709
                                                                        -------------        -------------
        Total assets                                                    $  60,950,706        $  61,893,908
                                                                        =============        =============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Payable to Funds for purchases of Funds' shares and
     expense reimbursements                                             $     302,272        $     148,373
   Accounts payable                                                           234,702              658,260
   Accrued expenses and other liabilities                                   3,143,044            2,061,787
   Restructuring costs                                                        224,835            1,769,355
   Deferred taxes                                                             110,195                   --
                                                                        -------------        -------------
        Total liabilities                                                   4,015,048            4,637,775
                                                                        -------------        -------------
Commitments  and contingencies

Stockholders' equity:
   Capital stock, $.01 par value, 100,000,000 shares authorized,
     18,655,550 and 18,741,800 shares issued and outstanding                  186,556              187,418
   Additional paid-in capital                                              38,609,953           39,024,802
   Retained earnings                                                       18,095,975           18,954,818
   Unearned stock compensation                                                     --             (493,757)
   Accumulated other comprehensive income (loss), net of tax                   43,174             (417,148)
                                                                        -------------        -------------
        Total stockholders' equity                                         56,935,658           57,256,133
                                                                        -------------        -------------
        Total liabilities and stockholders' equity                      $  60,950,706        $  61,893,908
                                                                        =============        =============


   The accompanying notes are an integral part of these financial statements.

                                              /s/ Neil Lovatt               /s/ Alan J. Dilworth
                                              ---------------               --------------------
Signed on behalf of the Board of Directors    Neil Lovatt                   Alan J. Dilworth
                                              Chairman                      Director, Chairman of Audit
                                                                            Finance and Risk Committee

MACKENZIE INVESTMENT MANAGEMENT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         FOR THE YEARS ENDED MARCH 31,
                                                             ------------------------------------------------------
                                                                 2002                 2001                  2000
 Revenues:                                                                        (AS RESTATED)        (AS RESTATED)
    Management fees                                          $ 12,025,673         $ 24,022,072         $ 32,546,397
    Sub-advisory fees from Canadian Funds                       7,163,442           10,012,381            9,468,542
    12b-1 Service and Distribution fees                         3,985,225            7,632,165            8,923,631
    Transfer agent fees                                           627,384            3,007,280            2,993,736
    Administrative service fees                                 1,340,148            2,502,927            3,251,215
    Fund accounting fees                                          723,071              819,402              819,391
    Underwriting fees                                              59,757              243,245              394,970
    Redemption fees                                               972,298            1,028,859              387,025
    Interest, dividends and other                               1,383,606            3,122,788            3,206,366
    Net realized (loss) gain on marketable securities            (783,078)            (243,745)           1,514,857
                                                             ------------         ------------         ------------
                                                               27,497,526           52,147,374           63,506,130
                                                             ------------         ------------         ------------
 Expenses:
    Sales literature, advertising and promotion                 2,020,755            5,798,128            5,682,136
    12b-1 Service fees                                          2,980,207            5,680,189            7,897,998
    Employee compensation and benefits                         12,149,342           15,572,667           13,327,869
    Sub-advisory fees                                             285,203            2,231,502           13,603,911
    Amortization of intangible assets                           1,241,828            1,233,278            1,123,262
    Amortization of deferred selling commissions                1,826,701            2,495,863              653,745
    Depreciation                                                  632,037              756,019              696,535
    General and administrative                                  3,099,660            7,518,988            6,451,071
    Restructuring costs                                                --            3,031,702                   --
    Occupancy and equipment rental                              1,420,546            1,790,652            1,044,229
    Reimbursement to Funds for expenses                         2,420,642            2,121,718            2,584,021
                                                             ------------         ------------         ------------
                                                               28,076,921           48,230,706           53,064,777
                                                             ------------         ------------         ------------
    (Loss) Income before income taxes and
       cumulative effect of accounting change                    (579,395)           3,916,668           10,441,353
          (Benefit) Provision for income taxes                    (94,526)           1,742,755            4,244,184
                                                             ------------         ------------         ------------
    Net (loss) income before cumulative effect of
       accounting change                                         (484,869)           2,173,913            6,197,169
    Cumulative effect of accounting change,
       net of tax benefit of $313,175                                  --                   --             (519,074)
                                                             ------------         ------------         ------------
    Net (loss) income                                        $   (484,869)        $  2,173,913         $  5,678,095
                                                             ============         ============         ============
    Basic (loss) earnings per share                          $      (0.03)        $       0.12         $       0.30
                                                             ============         ============         ============
          Weighted average number of common
              shares outstanding used in basic
              calculation                                      18,663,985           18,631,729           18,781,410
                                                             ============         ============         ============
    Diluted (loss) earnings per share                        $      (0.03)        $       0.12         $       0.30
                                                             ============         ============         ============
          Weighted average number of common and
              common equivalent shares outstanding
              used in diluted calculation                      18,663,985           18,734,520           18,817,070
                                                             ============         ============         ============


   The accompanying notes are an integral part of these financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000


                                                                                                 ADDITIONAL             RETAINED
                                                                 COMMON STOCK                     PAID-IN               EARNINGS
                                                           SHARES             AMOUNT              CAPITAL             (AS RESTATED)
                                                         ----------         ----------         -------------         -------------
Balance, March 31, 1999 as previously reported           19,210,200         $  192,102         $  40,403,488         $  11,708,248
Adjustment (Note 2)                                              --                 --                    --              (230,902)
                                                         ----------         ----------         -------------         -------------
Balance, March 31, 1999, as restated                     19,210,200            192,102            40,403,488            11,477,346
Issuance of common stock under stock option plan              3,000                 30                 3,720                    --
Purchase and retirement of common stock                    (621,400)            (6,214)           (2,454,676)                   --
Net income for the year                                          --                 --                    --             5,678,095
                                                         ----------         ----------         -------------         -------------
Balance, March 31, 2000                                  18,591,800            185,918            37,952,532            17,155,441
Issuance of common stock under
  stock option plan                                          35,000                350                58,650                    --
Issuance of common stock under stock
  compensation agreement                                    115,000              1,150               639,400                    --
Amortization of unearned stock compensation                      --                 --                    --                    --
Capital contribution (Note 7)                                    --                 --               374,220                    --
Other comprehensive loss, net of tax                             --                 --                    --                    --
Cash dividends on common stock, $0.01 per share                  --                 --                    --              (374,536)
Net income for the year                                          --                 --                    --             2,173,913
                                                         ----------         ----------         -------------         -------------
Balance, March 31, 2001                                  18,741,800            187,418            39,024,802            18,954,818
Amortization of unearned stock compensation                      --                 --                    --                    --
Capital contribution (Note 7)                                    --                 --                75,627                    --
Other comprehensive income, net of tax                           --                 --                    --                    --
Impairment charge on available for
  sale securities, net of tax
Retirement of common stock under stock
  compensation agreement                                    (86,250)              (862)             (490,476)                   --
Cash dividends on common stock, $0.01 per share                  --                 --                    --              (373,974)
Net loss for the year                                            --                 --                    --              (484,869)
                                                         ----------         ----------         -------------         -------------
Balance, March 31, 2002                                  18,655,550         $  186,556         $  38,609,953         $  18,095,975
                                                         ==========         ==========         =============         =============

                                                                               ACCUMULATED
                                                                                  OTHER                 TOTAL
                                                          UNEARNED            COMPREHENSIVE         STOCKHOLDERS'
                                                            STOCK             INCOME(LOSS),             EQUITY
                                                        COMPENSATION            NET OF TAX          (AS RESTATED)
                                                        -------------         -------------         -------------
Balance, March 31, 1999 as previously reported          $          --         $          --            52,303,838
Adjustment (Note 2)                                                --                    --              (230,902)
                                                        -------------         -------------         -------------
Balance, March 31, 1999, as restated                               --                    --            52,072,936
Issuance of common stock under stock option plan                   --                    --                 3,750
Purchase and retirement of common stock                            --                    --            (2,460,890)
Net income for the year                                            --                    --             5,678,095
                                                        -------------         -------------         -------------
Balance, March 31, 2000                                            --                    --            55,293,891
Issuance of common stock under
  stock option plan                                                --                    --                59,000
Issuance of common stock under stock
  compensation agreement                                     (640,550)                   --                    --
Amortization of unearned stock compensation                   146,793                    --               146,793
Capital contribution (Note 7)                                      --                    --               374,220
Other comprehensive loss, net of tax                               --              (417,148)             (417,148)
Cash dividends on common stock, $0.01 per share                    --                    --              (374,536)
Net income for the year                                            --                    --             2,173,913
                                                        -------------         -------------         -------------
Balance, March 31, 2001                                      (493,757)             (417,148)           57,256,133
Amortization of unearned stock compensation                    13,345                    --                13,345
Capital contribution (Note 7)                                      --                    --                75,627
Other comprehensive income, net of tax                             --                40,922                40,922
Impairment charge on available for
  sale securities, net of tax
Retirement of common stock under stock                                              419,400               419,400
  compensation agreement                                      480,412                    --               (10,926)
Cash dividends on common stock, $0.01 per share                    --                    --              (373,974)
Net loss for the year                                              --                    --              (484,869)
                                                        -------------         -------------         -------------
Balance, March 31, 2002                                 $          --         $      43,174         $  56,935,658
                                                        =============         =============         =============

   The accompanying notes are an integral part of these financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                                                                      FOR THE YEARS ENDED MARCH 31,
                                                                           --------------------------------------------------
                                                                               2002                2001              2000
                                                                                              (AS RESTATED)      (AS RESTATED)
Cash flows from operating activities:
    Net (loss) income                                                      $   (484,869)      $  2,173,913       $  5,678,095
    Adjustments to reconcile net (loss) income to net cash
        provided by (used in) operating activities:
        Depreciation                                                            632,037            756,019            696,535
        Amortization of intangible assets                                     1,241,828          1,233,278          1,123,262
        Amortization of deferred selling commissions                          1,826,701          2,495,863            653,745
        Amortization of unearned compensation                                    13,345            146,793                 --
        Deferred tax (benefit) expense                                          (32,221)          (883,727)         1,157,958
        Payment of deferred selling commissions                                (499,084)        (2,970,206)        (4,251,000)
        Cumulative effect of accounting change                                       --                 --            832,249
        Other                                                                   849,189            167,164         (1,850,898)
        Change in assets and liabilities:
            Receivables                                                         936,212          3,309,736           (392,616)
            Other assets                                                        166,775           (753,231)           123,401
            Payable to Funds for purchases of Funds' shares and
              expense reimbursements                                            153,899           (340,547)           330,555
            Accounts payable, accrued expenses and other liabilities            657,700         (2,601,667)        (1,140,447)
            Restructuring costs                                              (1,544,520)         1,769,355                 --
            Income taxes payable                                                     --                 --         (8,966,267)
                                                                           ------------       ------------       ------------
Net cash provided by (used in) operating activities                           3,916,992          4,502,743         (6,005,428)
                                                                           ------------       ------------       ------------
Cash flows from investing activities:
    Acquisition of intangible assets                                                 --            (79,874)          (910,169)
    Purchases of property and equipment                                      (2,007,022)          (420,674)          (474,049)
    Proceeds from the sale of marketable securities                             175,071          1,602,442          2,515,446
    Purchases of marketable securities                                          (30,429)        (1,587,164)        (2,605,582)
                                                                           ------------       ------------       ------------
Net cash used in investing activities                                        (1,862,380)          (485,270)        (1,474,354)
                                                                           ------------       ------------       ------------
Cash flows from financing activities:
    Purchase and retirement of common stock                                          --                 --         (2,460,890)
    Proceeds from the exercise of stock options                                      --             59,000              3,750
    Capital contribution                                                        449,847                 --                 --
    Dividends paid                                                             (373,974)          (374,536)                --
                                                                           ------------       ------------       ------------
Net cash provided by (used in) financing activities                              75,873           (315,536)        (2,457,140)
                                                                           ------------       ------------       ------------
Net increase (decrease) in cash and cash equivalents                          2,130,485          3,701,937         (9,936,922)

Cash and cash equivalents, beginning of year                                 44,797,238         41,095,301         51,032,223
                                                                           ------------       ------------       ------------
Cash and cash equivalents, end of year                                     $ 46,927,723       $ 44,797,238       $ 41,095,301
                                                                           ============       ============       ============
Supplemental disclosures:
    Income taxes paid                                                      $     45,000       $  3,592,000       $ 11,740,000
                                                                           ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Mackenzie Investment Management Inc. ("MIMI") is a majority-owned subsidiary of Mackenzie Financial Corporation of Toronto, Ontario ("MFC"), which is a wholly owned subsidiary of Investors Group Inc. MIMI is an investment adviser and has three wholly-owned subsidiaries as follows: Ivy Management, Inc. ("IMI"), an investment adviser; Ivy Mackenzie Distributors, Inc. ("IMDI"), a broker/dealer; and Ivy Mackenzie Services Corp. ("IMSC"), formerly a transfer agent. MIMI and IMI (the "Advisers") are registered with the Securities and Exchange Commission ("SEC") as investment advisers. IMDI is registered with the SEC as a broker-dealer and is a member of the National Association of Securities Dealers, Inc

         The Advisers are engaged in the management of Ivy Fund (the "Funds"), a registered investment company consisting of sixteen funds at March 31, 2002. The Advisers have exclusive management agreements (the "Management Agreements") entitling them to manage the Funds. The Advisers also provide sub-advisory services to twenty-one Universal mutual funds at March 31, 2002 sold only in Canada and managed by MFC (the "Canadian Funds").

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

         Prior to June 30, 2001, IMSC served as transfer agent and dividend paying agent for the Funds and provided certain shareholder and shareholder related services as required by the Funds. As part of the Company's restructuring plans initiated in the fourth quarter of the year ended March 31, 2001, the Company transitioned the transfer agency functions to a third party service provider, effective June 30, 2001. Effective August 1, 2001, IMSC was de-registered as a transfer agent with the SEC.

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

         CASH AND CASH EQUIVALENTS

         The Company includes as cash and cash equivalents: demand deposits in interest bearing bank accounts, short-term investments, repurchase agreements, and investments in U.S. Government Securities with original maturities of approximately three months or less when purchased.

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         MARKETABLE SECURITIES

         Marketable securities, principally invested in the Funds, are recorded at fair value. The Company evaluates marketable securities for other than temporary impairment when the fair value of a marketable security has been below cost for an extended period of time (generally nine to twelve months). If an other than temporary impairment is determined to exist, the difference between the fair value of the marketable security and its cost is recognized as a charge to earnings in the period in which the impairment is determined.

         During the year ended March 31, 2002, the Company recorded an other than temporary impairment of approximately $672,000.

         Realized gains and losses are based on the specific identification method. For the years ended March 31, 2002 and 2001, comprehensive
         (loss) income consisted of the following:

                                                                           MARCH 31,
                                                                  2002                2001
                                                                ---------         -----------
                                                                                 (AS RESTATED)
            Net (loss) income                                   $(484,869)        $ 2,173,913
            Other comprehensive income (loss):
               Unrealized holding losses arising during
               the period, net of tax                             (28,084)           (569,172)
               Reclassification adjustment for losses
               included in net (loss) income, net of tax          488,406             152,024
                                                                ---------         -----------
               Other comprehensive income (loss)                  460,322            (417,148)
                                                                ---------         -----------

               Comprehensive (loss) income                      $ (24,547)        $ 1,756,765
                                                                =========         ===========


         At March 31, 2002 and 2001, the Company's accumulated other comprehensive income (loss) consists of unrealized appreciation and depreciation on marketable securities. At March 31, 2002 and 2001, gross unrealized gains and losses on marketable securities were as follows:

                                                                         MARCH 31,
                                                                  2002                2001
                                                                ---------         -----------
            Gross unrealized gains                              $  69,223         $    17,764
            Gross unrealized losses                                    --            (686,591)
                                                                ---------         -----------
               Net unrealized gains (losses)                    $  69,223         $  (668,827)
                                                                =========         ===========

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         INTANGIBLE ASSETS

         Intangible assets, consisting principally of the cost of investment advisory and service contracts, are being amortized over a ten year period. Such amounts are shown net of accumulated amortization of $10,430,035 and $9,188,207 at March 31, 2002 and 2001, respectively.
         Management periodically assesses the value of its intangible assets by considering the future economic benefit associated with the revenue capacity of the contracts.

         REIMBURSEMENT TO FUNDS FOR EXPENSES

         The Company reimburses certain of the Funds' expenses on a contractual basis. The Company records this commitment on an accrual basis. The expense limitation may be terminated or revised, upon 90 day's prior written notice, by either party without payment or penalty.

         REVENUE RECOGNITION

         Revenues for services rendered are recognized on an accrual basis when the services are performed. Such revenues from services rendered include management, underwriting, distribution, fund accounting, administrative services and, through June 30, 2001, transfer agent fees.

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

         SELLING COMMISSIONS

         In conjunction with the sale of Class B and C shares, MIMI capitalizes selling commissions it pays broker-dealers. The Company amortizes deferred selling commissions related to Class B shares on a straight-line basis over six years or until the Class B shares are redeemed at which time the unamortized balance related to the redeemed shares is expensed. The Company amortizes commissions paid on Class C shares over one year. In conjunction with the sale of certain Class A shares, MIMI pays selling commissions that are recorded as a period cost and included in sales literature, advertising and promotion expenses in the statements of operations (see Note 2).

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make some estimates and assumptions that may affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         LONG-LIVED ASSETS

         Long-lived assets, principally property and equipment, deferred selling commissions, and intangible assets, are reviewed and evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by comparing the carrying value to the potential future cash flows to be generated by the respective assets. If these factors indicate that the assets are considered impaired, the impairment to be recognized is measured as the excess of the carrying value over the calculated potential future discounted cash flows. The Company does not believe there are any indicators that would suggest an adjustment to such assets or their estimated periods of recovery is considered necessary at March 31, 2002.

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

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses, restructuring costs and the payables to Funds for purchases of Funds' shares approximate fair value due to the short-term nature of these items.

         SEGMENT REPORTING

         The Company has determined that it operates in a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying consolidated financial statements present financial information in a format that is consistent with the financial information used by management for internal use.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (the "Board") issued Statements of Financial Accounting Standards ("SFAS") No. 141 ("FAS 141"), "Business Combinations," and No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets". FAS 141 (i) requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; (ii) establishes specific criteria for the initial recognition and measurement of intangible assets separately from goodwill; and (iii) requires unallocated negative goodwill be written off immediately. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. FAS 142 (i) prohibits the amortization of goodwill and indefinite-lived intangible assets; (ii) requires that goodwill and indefinite lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or other indefinite lived intangible assets may be impaired); (iii) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill; and (iv) removes the 40-year limitation on the amortization period of intangible assets that have finite lives. The provisions of FAS 141 are effective for all business combinations initiated after June 30, 2001. Most of the provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001.

         In August 2001, the Board issued SFAS No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses
         (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale. In addition, FAS 144 supersedes the accounting and reporting provisions of APB No. 30 for segments of a business which are to be disposed. The provisions of FAS 144 are effective for fiscal years beginning after December 15, 2001.

         Management is currently assessing the impact of the adoption of such pronouncements, when applicable, on the Company's financial position, results of operations or cash flows.

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         RECLASSIFICATIONS

         Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform with the 2002 presentation.

2.       RESTATEMENT OF PREVIOUSLY REPORTED RESULTS OF OPERATIONS

         The restatement is related to the accounting for commissions paid by the Company in connection with certain Class A shares and the amortization of the deferred selling commissions related to Class B shares. The Company has restated the consolidated statements of financial condition as of March 31, 2001 and the consolidated statements of operations for each of the years ended March 31, 2000 and March 31, 2001 (and each of the quarters within the years ended March 31, 2000 and 2001) and the quarters ended June 30, September 30, and December 31, 2001 (see Note 19).

         The Company has determined that the accounting for commissions paid on certain Class A shares of the Funds was not in accordance with Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP No. 98-5"). In 1998, the staff of the Financial Accounting Standards Board announced that expenditures paid by an advisor in connection with the distribution of shares of a fund, when the advisor does not receive both a distribution fee pursuant to Rule 12b-1 and a contingent deferred sales charge, do not meet the definition of an asset. As a result, amounts incurred and paid by the Company related to commissions on Class A shares should have been accounted for as start-up costs in accordance with SOP No. 98-5. Therefore, such amounts should be expensed as incurred rather than deferred and amortized.

         As a result of the restatement described above, the Company has restated the opening balances of retained earnings and total stockholders' equity in the accompanying financial statements as of March 31, 1999. The effect of such restatement is to decrease the Company's retained earnings and total stockholders' equity as of March 31, 1999 by approximately $231,000. Such amount represents the after-tax effect of excess of commissions paid over amounts previously amortized for the period from July 23, 1998 to March 31, 1999. In addition, the Company recorded the cumulative effect of the change in accounting principle of $519,000, net of tax benefit of $313,000, to reflect the adoption of SOP No. 98-5 as of April 1, 1999 in the consolidated statement of operations for the year ended March 31, 2000. In addition, the Company's previous amortization policy for deferred selling commissions for Class B shares was to amortize such amounts on a straight-line basis without recognition of additional amortization expense when Class B shares were redeemed. The Company's amortization policy should have reflected Class B redemption activity. The Company's restated policy is to amortize deferred selling commissions related to Class B shares on a straight-line basis over six years or until the Class B shares are redeemed at which time the unamortized balance related to the redeemed shares is expensed. Therefore, the Company has restated the consolidated statements of financial condition as of March 31, 2001 and the consolidated statements of operations for the year ended March 31, 2001 (and each of the quarters within the year ended March 31, 2001) and the quarters ended June 30, 2001, September 30, 2001 and December 31, 2001 (see Note 19).

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The table below provides a summary of selected balances, as reported and as restated:

                                                                         AS OF OR FOR THE PERIOD ENDED
                                                                                   MARCH 31,
                                                                       ---------------------------------
                                                                            2001                2000
                                                                       ------------         ------------
CONSOLIDATED STATEMENTS OF OPERATIONS
(Loss) earnings per share - basic
    As previously reported                                             $       0.14         $       0.34
    As restated                                                        $       0.12         $       0.30
(Loss) earnings per share - diluted
    As previously reported                                             $       0.14         $       0.34
    As restated                                                        $       0.12         $       0.30
Sales literature, advertising and promotion
    As previously reported                                             $  4,958,612         $  4,751,567
    As restated                                                        $  5,798,128         $  5,682,136
Amortization of deferred selling commissions
    As previously reported                                             $  2,647,670         $  1,113,821
    As restated                                                        $  2,495,863         $    653,745
Total expenses
    As previously reported                                             $ 47,542,997         $ 52,594,284
    As restated                                                        $ 48,230,706         $ 53,064,777
(Loss) income before income taxes and cumulative effect of
accounting change
    As previously reported                                             $  4,604,377         $ 10,911,846
    As restated                                                        $  3,916,668         $ 10,441,353
Provision for income taxes
    As previously reported                                             $  1,961,103         $  4,463,950
    As restated                                                        $  1,742,755         $  4,244,184
Net (loss) income before cumulative effect of accounting change
    As previously reported                                             $  2,643,274         $  6,447,896
    As restated                                                        $  2,173,913         $  6,197,169
Cumulative effect of accounting change, net of tax benefit
    As previously reported                                                       na                   na
    As restated                                                                  na         $(   519,074)
Net (loss) income
    As previously reported                                             $  2,643,274         $  6,447,896
    As restated                                                        $  2,173,913         $  5,678,095

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
Deferred selling commissions
    As previously reported                                             $  6,990,800         $  5,828,749
    As restated                                                        $  4,630,312         $  4,155,971
Other assets
    As previously reported                                             $  1,102,545         $    624,964
    As restated                                                        $  1,295,709         $    624,964
Total assets
    As previously reported                                             $ 64,061,232         $ 64,071,777
    As restated                                                        $ 61,893,908         $ 62,795,425
Deferred tax asset (liability)
    As previously reported                                             $(   697,260)        $( 1,690,899)
    As restated                                                             156,902         $( 1,018,613)
Total liabilities
    As previously reported                                             $  5,335,035         $  7,777,183
    As restated                                                        $  4,637,775         $  7,501,534

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Retained earnings
    As previously reported                                             $ 20,424,882         $ 18,156,144
    As restated                                                        $ 18,954,818         $ 17,155,441
Total stockholders' equity
    As previously reported                                             $ 58,726,197         $ 56,294,594
    As restated                                                        $ 57,256,133         $ 55,293,891

         The restatement for the commissions related to the Class A and Class B shares, as described above, has no impact on the Company's liquidity or cash flows.

3.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                              MARCH 31,
                                                  ---------------------------------
                                                      2002                  2001
            Furniture and equipment               $  1,665,917         $  1,096,457
            Computer hardware                          747,809            2,196,529
            Computer software                          203,788              649,189
            Leasehold improvements                     802,230              515,485
                                                  ------------         ------------
                   Total                             3,419,744            4,457,660
            Less accumulated depreciation             (926,346)          (3,708,793)
                                                  ------------         ------------
                                                  $  2,493,398         $    748,867
                                                  ============         ============

4.       INCOME TAXES

         The (benefit) provision for income taxes consists of the following:

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                            YEAR ENDED MARCH 31,
                                           -----------------------------------------------------
                                               2002               2001                  2000
                                                              (AS RESTATED)         (AS RESTATED)
            Current income taxes:
               Federal                     $    (62,305)      $  2,242,595          $  2,367,742
               State                                 --            383,887               405,309
                                           ------------       ------------          ------------
                                                (62,305)         2,626,482             2,773,051
                                           ------------       ------------          ------------
            Deferred income taxes:
               Federal                          (18,405)          (754,561)              988,711
               State                            (13,816)          (129,166)              169,247
                                           ------------       ------------          ------------
                                                (32,221)          (883,727)            1,157,958
                                           ------------       ------------          ------------
                                           $    (94,526)      $  1,742,755          $  3,931,009(*)
                                           ============       ============          ============


             (*) The tax provision for the year ended March 31, 2000 is comprised of $4,244,184 related to income before income taxes and cumulative effect of accounting change, less the $313,175 tax benefit related to the cumulative effect of accounting change.

         A reconciliation of the statutory federal income tax rate to the effective rate is as follows:

                                                                          YEAR ENDED MARCH 31,
                                                              --------------------------------------------
                                                              2002              2001             2000
                                                                           (AS RESTATED)     (AS RESTATED)
            Statutory federal income tax rate                  34.0%            34.0%            34.0%
            State taxes, net of federal benefit                 3.6              3.6              3.6
            Amortization of intangible assets                 (62.4)             8.8              3.6
            Dividend income                                    45.9             (3.1)            (2.7)
            Other                                              (4.8)             1.2              2.4
                                                              -----             ----             ----
                                                               16.3%            44.5%            40.9%
                                                              =====             ====             ====


         At March 31, 2002 and 2001, deferred income taxes consist of the following:

                                                                 MARCH 31, 2002                   MARCH 31, 2001
                                                                 DEFERRED TAXES                   DEFERRED TAXES
                                                          -----------------------------     ---------------------------
                                                             ASSETS         LIABILITIES       ASSETS        LIABILITIES
                                                          -----------       -----------     ----------     ------------
                                                                                                   (AS RESTATED)
            Accelerated depreciation on fixed assets      $   167,548       $       --      $  273,402      $       --
            Unrealized depreciation on investments            226,990               --         251,680              --
            Accrued payables not yet deducted for
              tax purposes                                    392,472               --         501,136
            Restructuring costs                                84,605               --         457,581              --
            Class A share commission expense                  478,817               --         712,839
            Prepaid Class B and C share commissions                --        1,133,643              --       1,712,752
            Other                                                  --          326,984              --         326,984
                                                          -----------       ----------      ----------      ----------
                                                          $ 1,350,432       $1,460,627      $2,196,638      $2,039,736
                                                          ===========       ==========      ==========      ==========

            Net deferred tax (liability) asset                              $ (110,195)     $  156,902
                                                                            ==========      ==========

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         At March 31, 2001, the deferred tax asset is included in "other assets" in the accompanying statement of financial condition.


5.       SERVICES PROVIDED TO THE FUNDS PURSUANT TO CONTRACTUAL AGREEMENTS

         The Company is the manager of the Funds and, as such, furnishes the Funds with accounting and various other services and office facilities in Boca Raton, Florida. In addition, the Advisers act as investment adviser for certain of the Funds. For these services and facilities, the Funds pay the Advisers monthly management fees at annual rates ranging from .40% to 1.00% of the Funds' average daily net assets. The Management Agreements may be terminated upon 60 days written notice by a vote of the majority of the outstanding voting securities of the Funds, by vote of a majority of the Funds' entire Board of Trustees, or by the Advisers.

         Sub-advisory fees from the Canadian Funds represent fees earned for certain management services rendered to mutual funds managed by MFC.

         IMDI is the principal underwriter and national distributor of the Funds' shares and, as such, purchases shares from the Funds at net asset value to fill orders received from investment dealers. IMDI is permitted to resell such shares at the public offering price, allowing for discounts to dealers, if any. The difference in the purchase price and the resale price constitutes underwriting fee income to IMDI.

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

         MIMI has entered into Fund Accounting Services Agreements with the Funds wherein MIMI provides certain accounting and pricing services for the Funds. As compensation for those services, the Funds pay MIMI a monthly fee plus certain out-of-pocket costs. The monthly fee is based upon the net assets of each fund at the preceding month end at rates ranging from $1,000 to $6,500. The Fund Accounting Services Agreements may be terminated by MIMI upon 90 days written notice, or by the Funds upon 60 days written notice and authorization by the Funds' Board of Trustees.

         Through June 30, 2001, IMSC provided services to the Funds under Transfer Agency and Shareholder Services Agreements, which provided compensation on a per account basis plus reimbursement for out-of-pocket costs. Effective June 30, 2001, the transfer agency function was transitioned to a third party service provider.

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       DISTRIBUTION FEES

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

7.       ACCRUED EXPENSES AND OTHER LIABILITIES

         Accrued expenses and other liabilities consist of the following:

                                                    MARCH 31,
                                         ------------------------------
                                             2002               2001
Accrued compensation and benefits        $ 2,020,759        $   409,049
Accrued lease expense                        564,646            419,867
Accrued distribution fees payable            188,081            297,477
Sub-advisory fees payable                     32,821             39,258
Other                                        336,737            896,136
                                         -----------        -----------
                                         $ 3,143,044        $ 2,061,787
                                         ===========        ===========

         In connection with the acquisition of MFC by Investors Group Inc. on April 20, 2001, the Company incurred costs outside of its normal course of business. The acquisition of MFC caused what was deemed to be a change in control of the Company pursuant to the Management Agreements with the Funds. As a result of the change in control, the Funds were required to solicit, and subsequently obtained, approval from the shareholders of the Funds of interim management agreements, which were under the same terms and conditions as the Management Agreements in place prior to the acquisition.

         Total costs incurred by the Company in connection with the takeover of MFC were approximately $120,000 and $600,000 for the years ended March 31, 2002 and 2001, respectively. Such costs, included in general and administrative expenses, consisted principally of legal, printing, mailing, solicitation and other costs related to a proxy statement submitted to the Funds' shareholders and other such matters.

         MFC reimbursed the Company for the amounts, on an after-tax basis, that the Company incurred in connection with matters described above. Total amounts received from MFC and recorded as additional paid in capital were approximately $76,000 and $374,000 for the years ended March 31, 2002 and 2001, respectively.

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       LINE OF CREDIT

         During October 2001, the Company renewed a $10,000,000 line of credit (the "Agreement"), with a maturity date of October 11, 2002, to provide for the Company's general working capital and short-term capital expenditure needs. The Agreement provides for interest and principal on advances outstanding until maturity. The advances bear interest at a fluctuating rate equal to the LIBOR Market Index Rate plus 1.50%. The Agreement requires the Company to maintain a specified consolidated tangible net worth. As of March 31, 2002 and 2001, the Company had no amounts outstanding under the Agreement.

9.       COMMITMENTS

         The Company has various lease agreements for office space and equipment. The Company entered into a new lease effective March 1, 2001 for its corporate offices. The new lease extends through 2013 and has renewal options through 2023. The Company moved its corporate offices in August 2001.

         Under operating leases with remaining non-cancelable terms in excess of one year at March 31, 2002, aggregate annual rental payments for office space and equipment are as follows:


           YEAR ENDING MARCH 31,
              2003                $    1,457,000
              2004                     1,417,000
              2005                     1,412,000
              2006                     1,446,000
              2007                     1,480,000
              Thereafter               9,624,000
                                  --------------
                                  $   16,836,000
                                  ==============

         Rent expense for the years ended March 31, 2002, 2001 and 2000 was approximately $1,369,000, $1,722,000 and $992,000, respectively. A portion of these amounts represent the payment of common area operating expenses in connection with the Company's office leases. Total common area operating expenses were approximately $542,000, $210,000 and $157,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

10.      STOCK OPTION PLANS

         The Company has a stock option plan (the "Option Plan") which provides for the granting of non-incentive and incentive stock options. The maximum number of shares reserved for issuance under the Option Plan is 3,114,220 common shares. Options are granted to key employees of the Company. The Option Plan is administered by the Human Resource and Corporate Governance Committee (the "Committee"), which reports its recommendations to the Board of Directors for specific option grants. Option vesting generally ranges from one to five years. The exercise price of the options shall not be less than the market price per common share on the Toronto Stock Exchange on the business day prior to the date of the grant.

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Non-incentive options granted under the Option Plan shall expire five years after the date of grant and incentive options shall expire not later than ten years after the date of grant. Information regarding the above options for the years ended March 31, 2002, 2001 and 2000 is as follows:

                                                                                YEAR ENDED
                                                 ----------------------------------------------------------------------------
                                                    MARCH 31, 2002              MARCH 31, 2001              MARCH 31, 2000
                                                 ---------------------      ---------------------      ----------------------
                                                              WEIGHTED                   WEIGHTED                    WEIGHTED
                                                              AVERAGE                    AVERAGE                     AVERAGE
                                                              EXERCISE                   EXERCISE                    EXERCISE
                                                   SHARES       PRICE         SHARES       PRICE         SHARES        PRICE
                                                 ---------    --------      ---------    --------      ---------     --------
         Options outstanding, beginning
             of year                             1,322,000    $   7.01      1,505,500    $   7.07      1,372,500     $   8.04
         Options granted                           355,000        4.56        101,000        5.57        547,000         5.40
         Options exercised                              --          --        (35,000)       1.69         (3,000)        1.25
         Options expired                          (355,000)       6.87       (249,500)       7.54       (411,000)        8.14
                                                 ---------                  ---------                  ---------
         Options outstanding, end of year        1,322,000        6.39      1,322,000        7.01      1,505,500         7.07
                                                 =========                  =========                  =========
         Options exercisable, end of year        1,000,000        6.98        767,500        8.09        958,500         8.02
                                                 =========                  =========                  =========


         Significant option groups outstanding as of March 31, 2002 and related price and life information follows:

                                                   OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                     ------------------------------------------------     ----------------------------
                                                                           WEIGHTED
                                                         WEIGHTED           AVERAGE                           WEIGHTED
                                                         AVERAGE           REMAINING                          AVERAGE
                                                         EXERCISE         CONTRACTUAL                         EXERCISE
         RANGE OF EXERCISE PRICES    OUTSTANDING          PRICE              LIFE         EXERCISABLE          PRICE
         ------------------------    -----------         --------         -----------     -----------         --------
               $1.25-$4.91              644,500          $  4.36             3.20            322,500          $  4.17
               $5.40-$9.62              514,500             6.76             2.00            514,500             6.76
               $10.92-$12.35            106,500            12.35             0.40            106,500            12.35
               $14.02-$18.63             56,500            14.84             0.90             56,500            14.84
                                      ---------          -------             ----          ---------          -------
                                      1,322,000          $  6.39             2.40          1,000,000          $  6.98
                                      =========          =======             ====          =========          =======

         All unvested options outstanding as of April 20, 2001 became fully vested and exercisable in accordance with the provisions of the Option Plan, as a result of the change in control of MFC.

         The Company utilizes the "intrinsic value based method" of accounting for stock options issued to employees. Had compensation costs been determined based on the "fair value based method" at the grant date for stock options it would have produced the following results:

                                                               YEAR ENDED MARCH 31,
                                                 ------------------------------------------------
                                                     2002               2001             2000
                                                                   (AS RESTATED)    (AS RESTATED)
         Pro forma net (loss) income             $ (1,132,776)      $ 1,621,499      $ 4,805,810
         Basic (loss) earnings per share                (0.06)             0.09             0.26
         Diluted (loss) earnings per share              (0.06)             0.09             0.26

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                        MARCH 31,
                                         -------------------------------------
                                         2002              2001           2000
         Dividend yield                  0.20%             0.20%          0.00%
         Expected volatility               67%               63%            66%
         Risk free interest rates        4.95%             6.54%          6.24%
         Expected lives in years            5                 5              5


11.      STOCK COMPENSATION AGREEMENT

         In May 2000, the Company awarded a grant of 115,000 shares of the Company's common stock to a key salaried employee pursuant to a stock compensation agreement. The shares were scheduled to vest in three installments over three years provided the employee remained in the Company's employ on each of the vesting dates. The shares issued were recorded at their fair market value on the date of the grant with a corresponding reduction of stockholders' equity, which was to be amortized as compensation expense over the related vesting period. In November 2001, the employee resigned from the Company and pursuant to the terms of the agreement, the non-vested portion of the stock grant was forfeited and cancelled. As a result, 86,250 shares of common stock pursuant to the stock compensation agreement were retired.

12.      CAPITAL TRANSACTIONS

         In July 2000, the Company entered into a normal course issuer bid, which was approved by the Toronto Stock Exchange ("TSE"), to repurchase up to 500,000 of the outstanding shares of the Company's common stock, representing 2.7% of the issued and outstanding common shares at the date of the notice. The bid will terminate on the earlier of the date on which the maximum number of common shares have been purchased, the date the Company provides notice of termination, or July 23, 2001. No shares were purchased by the Company prior to July 23, 2001.

         In July 1999, the Company entered into a normal course issuer bid, which was approved by the TSE, to repurchase up to 5% of the Company's common stock. During the year ended March 31, 2000, the Company repurchased 621,400 shares at a cost of approximately $2,461,000. The shares were acquired at market price at the time of the acquisition and were immediately retired.

13.      EARNINGS (LOSS) PER SHARE

         The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings (loss) per share for the years ended March 31, 2002, 2001 and 2000:

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                               2002                2001                2000
                                                                            ----------          ----------          ----------
            Weighted average number of common shares
               outstanding used in basic calculation                        18,663,985          18,631,729          18,781,410

            Effect of dilutive stock options                                        --             102,791              35,660
                                                                            ----------          ----------          ----------
            Weighted average number of common and
               common equivalent shares outstanding used
               in the diluted calculation                                   18,663,985          18,734,520          18,817,070
                                                                            ==========          ==========          ==========

         Weighted average common stock equivalents of 2,124 shares for the year ended March 31, 2002 have been excluded due to their anti-dilutive effect in a net loss period.

         The following table reconciles the (loss) earnings per share before and after the cumulative effect of the accounting change for the years ended March 31, 2002, 2001 and 2000:


                                                                               2002                2001                2000
                                                                            ----------          ----------          ----------
                                                                                               (AS RESTATED)       (AS RESTATED)
            Basic (loss) earnings per share
                Net (loss) income before cumulative
                  effect of accounting change                             $      (0.03)       $       0.12        $       0.33
                Cumulative effect of accounting change(*)                           --                  --               (0.03)
                                                                          ------------        ------------        ------------
                Basic (loss) earnings per share                           $      (0.03)       $       0.12        $       0.30
                                                                          ============        ============        ============
            Diluted (loss) earnings per share
                Net (loss) income before cumulative
                  effect of accounting change                             $      (0.03)       $       0.12        $       0.33
                Cumulative effect of accounting change(*)                           --                  --               (0.03)
                                                                          ------------        ------------        ------------
                Diluted (loss) earnings per share                         $      (0.03)       $       0.12        $       0.30
                                                                          ============        ============        ============


                  (*) See Note 2 for discussion of cumulative effect of change in accounting principle relating to adoption of SOP No. 98-5.

14.      PROFIT SHARING PLAN

         MIMI maintains a 401(k) profit sharing plan (the "401(k) Plan") in which all eligible, full-time employees may participate. MIMI contributes to a trust 100% of the first 6% of pay that each employee contributes. Participants are, at all times, fully vested in their contributions, and Company contributions become fully vested to the participants after six years of continued employment. Additionally, on an annual basis, the Company's Board of Directors may vote to make an additional contribution to the 401(k) Plan. MIMI's total contributions for the years ended March 31, 2002, 2001 and 2000 were approximately $204,000, $443,000 and $309,000, respectively.

15.      CONCENTRATION OF RISK

         During the years ended March 31, 2002 and 2001, the Company had cash and cash equivalents on deposit in excess of Federal deposit insurance limits. The Company's policy is to only have funds on deposit with reputable financial institutions.

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A significant percentage of the Company's assets under management are represented by one fund, Ivy International Fund. A decline in the performance of Ivy International Fund or the securities markets in general could have an adverse affect on the Company's revenues.

         The Company has dealer agreements with over a thousand broker-dealer firms; however, during the years ended March 31, 2002, 2001 and 2000, two firms were responsible for approximately 47%, 46% and 60%, respectively, of the Company's mutual fund sales.

16.      RESTRUCTURING

         During the year ended March 31, 2001, the Company recorded a pre-tax charge of $3,032,000 to cover restructuring costs associated with the plan of outsourcing the transfer agency operations and downsizing sales, marketing and other various support functions. The charge included $2,352,000 related to employee severance compensation and benefits and $680,000 related to lease obligations. This initiative resulted in a total headcount reduction of approximately fifty-five employees. During the same period, the Company made twenty-nine cash payments of severance compensation packages totaling $1,262,000. For the year ended March 31, 2002, the Company made payments totaling approximately $1,545,000 for severance compensation packages and lease obligations. The Company anticipates that the remaining restructuring costs of approximately $225,000, which primarily relates to lease obligations, will be paid from funds provided from operations during the six-month period ending September 30, 2002.

17.      EMPLOYMENT AGREEMENTS

         During the year ended March 31, 2002, the Board of Directors of MIMI approved amended Change in Control Employment Agreements (the "Employment Agreements") with corporate officers (hereinafter referred to as "Key Employees") and an amended Employee Retention Plan (the "Retention Plan") for all eligible employees. Under the terms of the Employment Agreements, if, at any time within two years of a change in control, as defined in the Employment Agreements, the Key Employees' position, salary, bonus, place of work, or company-provided benefits are modified, or employment is terminated for any reason other than cause, as defined in the Employment Agreements, then the Key Employee is entitled to receive a severance payment. Such severance payment is equal to one to two times the Key Employee's salary and, in most cases, the average of the bonuses received by the Key Employee for the prior two years. Under the terms of the Retention Plan, in the event of a change in control, as defined in the Retention Plan, each employee of MIMI whose employment is terminated will receive compensation income over a period which will be the greater of: (1) compensation income from the date of termination to August 15, 2002 or (2) one month of compensation income per year of service (to a maximum of 24 months).

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

19.      SELECTED QUARTERLY INFORMATION (UNAUDITED)

            FISCAL 2002 FOR THE QUARTER ENDED                     JUN 30           SEPT 30           DEC 31           MAR 31(**)
                                                                 ---------        ---------         ---------         ----------
                                                                                (AS RESTATED)
                                                                 ---------------------------------------------------------------
                                                                       (In thousands of dollars, except per share amounts)
            Revenues                                             $   9,035        $   7,071         $   6,261         $   5,130
            Expenses                                                 8,335            7,227             6,870             5,645
            Provision (benefit) for income taxes                       270              (34)             (195)             (137)
            Net income (loss)                                          430             (122)             (414)             (378)
            Earnings (loss) per share - basic                         0.02            (0.01)            (0.02)            (0.02)
            Earnings (loss) per share - diluted(*)                    0.02            (0.01)            (0.02)            (0.02)


         AS PREVIOUSLY REPORTED:

            FISCAL 2002 FOR THE QUARTER ENDED                     JUN 30           SEPT 30           DEC 31
                                                                 ---------        ---------         ---------
                                                                  (In thousands of dollars, except per share
                                                                                      amounts)
            Revenues                                             $   9,035        $   7,071         $   6,261
            Expenses                                                 8,268            7,297             6,915
            Provision (benefit) for income taxes                       296              (60)             (212)
            Net income (loss)                                          471             (166)             (442)
            Earnings (loss) per share - basic                         0.03            (0.01)            (0.02)
            Earnings (loss) per share - diluted(*)                    0.03            (0.01)            (0.02)


         (*) Weighted average common stock equivalents ("CSEs") of 495 and 869 shares for the quarters ended September 30, 2001 and March 31, 2002, respectively, have been excluded from the diluted calculations due to their anti-dilutive effect in a net loss period. There were no CSEs for the quarter ended December 31, 2001.

         (**) The results of operations for the quarter ended March 31, 2002 includes a charge of approximately $672 for other than temporary impairment of marketable securities.

MACKENZIE INVESTMENT MANAGEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         AS RESTATED:

            FISCAL 2001 FOR THE QUARTER ENDED                     JUN 30           SEPT 30           DEC 31             MAR 31
                                                                 ---------        ---------         ---------         ----------
                                                                       (In thousands of dollars, except per share amounts)
            Revenues                                             $  15,573        $  14,272         $  12,089         $  10,213
            Expenses**                                              13,806           11,110            10,495            12,820
            Provision (benefit) for income taxes                       737            1,309               686              (989)
            Net income (loss)                                        1,030            1,853               908            (1,618)
            Earnings (loss) per share - basic                         0.06             0.10              0.05             (0.09)
            Earnings (loss) per share - diluted(**)                   0.05             0.10              0.05             (0.09)

         AS PREVIOUSLY REPORTED:


            FISCAL 2001 FOR THE QUARTER ENDED                     JUN 30           SEPT 30           DEC 31             MAR 31
                                                                 ---------        ---------         ---------         ----------
                                                                       (In thousands of dollars, except per share amounts)
            Revenues                                             $  15,573        $  14,272         $  12,089         $  10,213
            Expenses**                                              13,612           10,957            10,318            12,656
            Provision (benefit) for income taxes                       811            1,368               754              (972)
            Net income (loss)                                        1,150            1,947             1,017            (1,471)
            Earnings (loss) per share - basic                         0.06             0.10              0.05             (0.08)
            Earnings (loss) per share - diluted(*)                    0.06             0.10              0.05             (0.08)

         (*) Weighted average CSEs of 65,551 shares for the quarter ended March 31, 2001 have been excluded from the diluted calculation due to their anti-dilutive effect in a net loss period.

         (**) Expenses for the quarter ended March 31, 2001 include restructuring costs of $3,032.