Form 10-Q
period 2002-06-30
MACKENZIE INVESTMENT MANAGEMENT INC
filed 2002-08-09
CIK 855711

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to__________________

Commission File No. 000-17994

MACKENZIE INVESTMENT MANAGEMENT INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 925 South Federal Highway, Suite 600 Boca Raton, FL (Address of principal executive offices)	59-2522153 (IRS Employer Identification No.) 33432 (Zip Code)

Registrant’s telephone number, including area code (561) 393-8900

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X   NO

As of August 12, 2002, there were 18,655,550 shares of the Registrant’s Common Stock, par value $.01 per share issued and outstanding.

MACKENZIE INVESTMENT MANAGEMENT INC.

Index to Form 10-Q

Part I

FINANCIAL INFORMATION

		Page

Item 1.	CONDENSED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets	3

	Condensed Consolidated Statements of Operations	4

	Condensed Consolidated Statement of Changes in Stockholders’ Equity	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7-9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10-12

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13-15

Part II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	15

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	15

Item 3.	DEFAULTS UPON SENIOR SECURITIES	15

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	15

Item 5.	OTHER INFORMATION	15

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	15

PART 1. — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MACKENZIE INVESTMENT MANAGEMENT INC.

Condensed Consolidated Balance Sheets

	June 30,
	2002	March 31
	(Unaudited)	2002

ASSETS:
Cash and cash equivalents	$45,596,342	$46,927,723
Marketable securities	2,140,435	2,271,247
Receivables:
Funds for fees and expense advances	1,071,020	1,645,813
Other	754,366	727,831
Property and equipment, net of accumulated depreciation of $1,084,339 as of June 30, 2002 and $926,346 as of March 31, 2002	2,363,157	2,493,398
Intangible assets, net of accumulated amortization of $10,740,491 as of June 30, 2002 and $10,430,035 as of March 31, 2002	2,724,503	3,034,960
Deferred selling commissions	3,142,369	3,302,695
Other assets	883,590	547,039

Total assets	$58,675,782	$60,950,706

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Payable to Funds for purchases of Funds’ shares and expense reimbursements	$296,309	$302,272
Accounts payable	192,256	234,702
Accrued expenses and other liabilities	1,749,224	3,143,044
Restructuring costs	110,198	224,835
Deferred taxes	—	110,195

Total liabilities	2,347,987	4,015,048

Commitments and contingencies
Stockholders’ equity:
Capital stock, $0.01 par value, 100,000,000 shares authorized; 18,655,550 shares issued and outstanding	186,556	186,556
Additional paid-in capital	38,609,953	38,609,953
Retained earnings	17,569,804	18,095,975
Accumulated other comprehensive (loss) income, net of tax	(38,518)	43,174

Total stockholders’ equity	56,327,795	56,935,658

Total liabilities and stockholders’ equity	$58,675,782	$60,950,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,

	2002	2001

Revenues:
Management fees	$2,098,208	$3,744,032
Sub-advisory fees from Canadian Funds	1,661,765	1,950,837
12b-1 Service and Distribution fees	744,457	1,249,857
Transfer agent fees	—	636,384
Administrative services fees	246,302	411,502
Fund accounting fees	171,553	190,681
Underwriting fees	21,015	21,163
Redemption fees	187,059	325,737
Interest, dividends and other	205,207	504,920

	5,335,566	9,035,113

Expenses:
Sales literature, advertising and promotion	293,877	821,219
12b-1 Service fees	538,255	918,840
Employee compensation and benefits	3,033,048	3,622,210
Sub-advisory fees	64,334	90,968
Amortization of intangible assets	310,457	310,457
Amortization of deferred selling commissions	324,250	590,123
Depreciation	157,993	161,586
General and administrative	613,718	999,750
Occupancy and equipment rental	305,285	378,137
Reimbursement to Funds for expenses	458,491	441,688

	6,099,708	8,334,978

(Loss) income before income taxes	(764,142)	700,135
(Benefit) provision for income taxes	(237,971)	270,615

Net (loss) income	$(526,171)	$429,520

Basic (loss) earnings per share	$(0.03)	$0.02

Weighted average number of common shares outstanding used in basic calculation	18,655,550	18,660,342

Diluted (loss) earnings per share	$(0.03)	$0.02

Weighted average number of common and common equivalent shares outstanding used in diluted calculation*	18,655,550	18,723,378

•     Weighted average common stock equivalents of 4,994 for the quarter ended June 30, 2002 have been excluded from the diluted calculation due to their anti-dilutive effect.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the three months ended June 30, 2002
(Unaudited)

					Accumulated
					Other
	Capital Stock		Additional		Comprehensive	Total
			Paid-in	Retained	Income (Loss),	Stockholders'
	Shares	Amount	Capital	Earnings	net of tax	Equity

Balance, March 31, 2002	18,655,550	$186,556	$38,609,953	$18,095,975	$43,174	$56,935,658
Other comprehensive loss, net of tax	—	—	—	—	(81,692)	(81,692)
Net loss for the quarter	—	—	—	(526,171)	—	(526,171)

Balance, June 30, 2002	18,655,550	$186,556	$38,609,953	$17,569,804	$(38,518)	$56,327,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net (loss) income	$(526,171)	$429,520
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	157,993	161,586
Amortization of intangible assets	310,457	310,457
Amortization of deferred selling commissions	324,250	590,123
Amortization of unearned compensation	—	40,034
Deferred tax expense	(134,126)	184,328
Payment of deferred selling commissions	(163,924)	(194,755)
Change in assets and liabilities:
Receivables	548,258	466,898
Other assets	(263,332)	(283,541)
Payable to Funds for purchases of Funds’ shares and expense reimbursements	(5,963)	101,731
Restructuring costs	(114,637)	(1,050,386)
Accounts payable, accrued expenses and other liabilities	(1,436,266)	48,669

Net cash (used in) provided by operating activities	(1,303,461)	804,664

Cash flows from investing activities:
Purchases of property and equipment	(27,752)	(77,571)
Purchases of marketable securities	(168)	(646)

Net cash used in investing activities	(27,920)	(78,217)

Net (decrease) increase in cash and cash equivalents	(1,331,381)	726,447
Cash and cash equivalents, beginning of period	46,927,723	44,797,238

Cash and cash equivalents, end of period	$45,596,342	$45,523,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2002
(Unaudited)

1.	Basis of Presentation

The unaudited interim condensed consolidated financial statements of Mackenzie Investment Management Inc. (“MIMI”) and its consolidated subsidiaries (the “Company”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these condensed consolidated financial statements include all appropriate adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the periods shown. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the three-month period ended June 30, 2002 are not necessarily indicative of the results of operations to be expected for the year ended March 31, 2003. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2002.

2.	Comprehensive (loss) income

For the three-month periods ended June 30, 2002 and 2001, respectively, comprehensive (loss) income consisted of the following:

	June 30,	June 30,
	2002	2001

Net (loss) income	$(526,171)	$429,520

Other comprehensive (loss) income:
Unrealized holding (losses) gains arising during the period, net of tax	(81,692)	16,971

Other comprehensive (loss) income	(81,692)	16,971

Comprehensive (loss) income	$(607,863)	$446,491

At June 30, 2002 and March 31, 2002, the Company’s accumulated other comprehensive (loss) income consists of unrealized appreciation and depreciation on marketable securities.

At June 30, 2002 and March 31, 2002, gross unrealized gains and losses on marketable securities were as follows:

	June 30,	March 31,
	2002	2002

Gross unrealized gains	$59,056	$69,223
Gross unrealized losses	(120,814)	—

Net unrealized (losses) gains	$(61,758)	$69,223

3.	Earnings Per Share

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings per share for the three-month periods ended June 30, 2002 and 2001.

	2002	2001

Weighted average number of common shares outstanding used in basic calculation	18,655,550	18,660,342
Effect of dilutive stock options	—	63,036

Weighted average number of common and common equivalent shares outstanding used in the diluted calculation	18,655,550	18,723,378

During the three-month periods ended June 30, 2002 and 2001, options to purchase 1,198,500 and 1,412,964 shares of common stock, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect.

4.	Restructuring

During the fourth quarter of the year ended March 31, 2001, the Company recorded a $3,032,000 restructuring charge to cover costs associated with the plan of outsourcing the transfer agency operations and downsizing the sales, marketing and other various support functions. During the same period, the Company made payments totaling approximately $1,262,000 for these costs. For the three-month period ended June 30, 2002, the Company made payments totaling approximately $115,000. The Company completed the outsourcing of the transfer agency operation as of June 30, 2001. The Company anticipates that the remaining restructuring costs of approximately $110,000, which principally relates to lease obligations, will be paid from funds provided from operations in the ensuing three-month period.

5.	Cash Dividend on Common Stock

On July 8, 2002, the Company declared a $0.01 per common share cash dividend to shareholders of record on July 18, 2002. The dividend was paid on July 26, 2002.

6.	Intangible Assets

Intangible assets consist principally of the cost of investment advisory and service contracts. At June 30, 2002 and March 31, 2002, the gross cost of these assets was $13,464,994.

At June 30, 2002, the estimated remaining aggregate amortization expense for intangible assets is as follows:

Nine months ended March 31, 2003	$931,400
Year ended March 31, 2004	1,242,800
2005	100,200
2006	100,200
2007	100,200
thereafter	249,700

Total	$2,724,500

7.	New Accounting Pronouncements

On April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The adoption of the statements did not impact the Company’s financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements in the Quarterly Report on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the loss of or the failure to replace, any significant sub-advisory relationships; changes in the relative investment performance; and investor sentiment for international investing. The Company wishes to caution readers not to place undue reliance on such forward-looking statements and remind readers that these forward-looking statements speak only as of the date of this Quarterly Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

GENERAL

MIMI is a public company listed on the Toronto Stock Exchange. Its majority shareholder, Mackenzie Financial Corporation (“MFC”), a Toronto-based investment counsel and mutual fund management company, owns approximately 86% of the outstanding common shares of MIMI at June 30, 2002. MFC is a wholly owned subsidiary of Investors Group Inc. MIMI is an investment adviser and has three wholly owned subsidiaries, as follows:

•	Ivy Management, Inc. (“IMI”), an investment adviser;

•	Ivy Mackenzie Distributors, Inc. (“IMDI”), a broker/dealer; and

•	Ivy Mackenzie Service Corp. (“IMSC”), formerly a transfer agent.

     The Company’s principal business activities are carried on solely in the United States and include:

•	Managing public mutual funds offered in the U.S. by Ivy Fund (the “U.S. Funds”) which is a U.S. open-end series investment company registered under the Investment Company Act of 1940, as amended;

•	Providing investment advisory services to the U.S. Funds and sub-advisory services to fifteen Universal Funds at June 30, 2002 sold only in Canada and managed by MFC (the “Canadian Funds”);

•	Providing sub-advisory services to four Premier Funds (the “Premier Funds”) at June 30, 2002 sold in the U.K., Ireland and Luxembourg and managed by Premier Asset Management PLC (“Premier”); MFC has a less than 25% beneficial interest in Premier as of June 30, 2002;

•	Underwriting, selling and otherwise distributing redeemable shares of the U.S. Funds in the U.S. through various distribution channels; and

•	Providing administrative and fund accounting services to the U.S. Funds.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Assets Under Management

Average net assets under management for the U. S. Funds decreased $672 million, or 42%, to $942 million for the three-month period ended June 30, 2002 from $1,614 million for the three-month period ended June 30, 2001. The Canadian Funds’ average net assets decreased to $1,574 million for the three-month period ended June 30, 2002 from $2,180 million for the three-month period ended June 30, 2001, representing a decrease of $606 million or 28%.

The comparison of net assets under management for the U.S. Funds, Canadian Funds and Premier Funds is as follows:

(in millions, except percentages)

	Three Months Ended
	June 30,		Dollar	Percent
U.S. Funds:	2002	2001	Change	Change

Beginning net assets, March 31st	$1,005	$1,587	$(582)	(36.7)
Period activity:
Sales	55	155	(100)	(64.5)
Redemptions	(118)	(258)	(140)	(54.3)

Net Sales/(Net Redemptions)	(63)	(103)	40	38.8
Market Appreciation/(Depreciation), less distributions	(73)	39	(112)	(287.2)

Ending net assets, June 30th	$869	$1,523	$(654)	(42.9)
Canadian Funds’ net assets:	$1,416	$2,089	$(673)	(32.2)
Premier Funds’ net assets:	$47	$35	$12	34.3

Ivy International Fund continues to represent a significant portion of the assets under management and the underlying net redemption activity. The following chart reflects this concentration:

(in millions, except percentages)

	For the Three Months
	ended June 30,		Changes

	2002	2001	$	%

U.S. Funds’ net assets	$869	$1,523	$(654)	(42.9)
Ivy International Fund’s net assets	313	681	(368)	(54.0)
as a percentage of U.S. Funds’ net assets	36.0%	44.7%
U.S. Funds’ sales	$55	$155	$(100)	(64.5)
Ivy International Fund’s sales	22	75	(53)	(70.7)
as a percentage of U.S. Funds’ sales	40.0%	48.4%
U.S. Funds’ redemptions	$118	$258	$(140)	(54.3)
Ivy International Fund’s redemptions	56	141	(85)	(60.3)
as a percentage of U.S. Funds’ redemptions	47.5%	54.7%
Net sales/ (redemptions) excluding Ivy International Fund	$(29)	$(37)	$8	(21.6)

Revenues

As described in further detail below, total revenues decreased by 41% for the three-month period ended June 30, 2002 as compared to the three-month period ended June 30, 2001.

Management fees decreased 44% for the three-month period ended June 30, 2002 as compared to the three-month period ended June 30, 2001 as a result of the decrease in the U.S. Funds’ net assets under management.

Sub-advisory fees from the Canadian Funds decreased 15% for the three-month period ended June 30, 2002 as compared to the three-month period ended June 30, 2001 as a result of the decrease in the average net assets of the Canadian Funds.

12b-1 Service and Distribution fees decreased 40% for the three-month period ended June 30, 2002 as compared to the three-month period ended June 30, 2001 due to the decrease in the U.S. Funds’ net assets under management.

Administrative service, fund accounting and transfer agent fees collectively decreased 66% for the three-month period ended June 30, 2002 as compared to the three-month period ended June 30, 2001 due to a decline in net assets under management and the outsourcing of the Company’s internal transfer agency as of June 30, 2001.

For the three-month period ended June 30, 2002 as compared to the three-month period ended June 30, 2001, underwriting fees have been consistent due to comparable Class A share sales and redemption fees have decreased 43% due to a decrease in redemptions of Class B and C shares.

Interest, dividends and other revenue decreased 59% for the three-month period ended June 30, 2002 compared to the three-month period ended June 30, 2001 due to a decrease in investment income earned as a result of declining interest rates.

Expenses

As described in further detail below, total operating expenses for the three-month period ended June 30, 2002 decreased 27% compared to the three-month period ended June 30, 2001.

Sales literature, advertising and promotion decreased 64% for the three-month period ended June 30, 2002 compared to the three-month period ended June 30, 2001 due to a re-focused and reduced marketing plan.

12b-1 Service fees paid to broker/dealers decreased 41% for the three-month period ended June 30, 2002 compared to the three-month period ended June 30, 2001 due to the decrease in net assets under management.

Employee compensation and benefits decreased 16% for the three-month period ended June 30, 2002 compared to the three-month period ended June 30, 2001. The decrease is due to an overall decrease in the number of employees as of June 30, 2002, which has decreased 15% from 89 at June 30, 2001, to 76 at June 30, 2002.

Amortization of deferred selling commissions decreased 45% for the three-month period ended June 30, 2002 compared to the three-month period ended June 30, 2001 due to lower Class B and C share asset base as a result of Class B and C share sale and redemption activity.

General and administrative expenses decreased 39% for the three-month period ended June 30, 2002 compared to the three-month period ended June 30, 2001. The decrease was attributable to the general cost savings realized as a result of the 2001 restructuring, specifically the outsourcing of the transfer agency operations.

Occupancy and equipment rental decreased 19% for the three-month period ended June 30, 2002 compared to the three-month period ended June 30, 2001. The decrease is due to the portion of the current fiscal year occupancy expense that was accrued as part of the restructuring charge recorded in fiscal year 2001. Excluding the impact of the restructuring charge, occupancy and equipment rental expenses would have been comparative quarter to quarter.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources are primarily derived from the operating cash flows received by the Company from managing and providing investment advisory services to the U.S. Funds and from providing sub-advisory services to the Canadian Funds. The Company manages its resources to ensure the availability of sufficient cash flows to meet all of its financial commitments. The Company believes the cash and cash equivalents at June 30, 2002 will be sufficient to meet working capital requirements and required capital expenditures for at least the next twelve months.

The Company’s cash and cash equivalents decreased by $1,331,000 for the three-month period ended June 30, 2002. The decrease resulted from: (1) cash used in operating activities of $1,303,000, primarily related to reductions in accounts payable, accrued expenses and other liabilities, including restructuring costs, and (2) cash used in investing activities of $28,000, primarily related to purchases of property and equipment.

The payment of deferred selling commissions to broker/dealers was approximately $164,000 for the three-month period ended June 30, 2002 as compared to approximately $195,000 for the three-month period ended June 30, 2001. The decrease reflects a decline in Class B and C fund share sales during the three-month period ended June 30, 2002. Commission payments made during the three-month periods ended June 30, 2002 and 2001 were funded internally from operations.

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

Asset Mix

The Company’s revenues are derived primarily from investment management activities. Broadly speaking, the direction and fluctuation in the net assets of the U.S. Funds, the Canadian Funds, and the Premier Funds (collectively, the “Funds”) depend upon two factors: (1) the level of sales of shares of the Funds as compared to redemptions of the shares of the Funds; and (2) the increase or decrease in the market value of the securities owned by the Funds. The Company is subject to an increased risk of volatility from changes in the global equity markets. Despite this volatility, management believes that in the long run the Company is more competitive as a result of greater diversity of global investments available to its customers.

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

Absence of Public Trading Market

MFC owns approximately 86% of the issued and outstanding common shares of the Company as of June 30, 2002. The shares have been thinly traded. Further, the number of common shares of MIMI held by persons other than MFC is very small by market standards and this may have an adverse impact on liquidity and trading of the common shares.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are currently no material legal proceedings pending to which the Company or any of its subsidiaries is a party or of which any of its property is the subject. Further, there are no material legal proceedings to which any director, officer, or affiliate of the Company or any associate thereof is a party which is adverse to the Company. There are no material administrative or judicial proceedings pending or known to be contemplated by any governmental authorities.

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Securities Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

     The following exhibit is filed herewith or incorporated by reference as indicated below.

Exhibit #	Description	Document if Incorporated by Reference

10.31.1	Amendment to Change in Control Agreement - Tom Bracco	Exhibit 10.31.1 filed herewith

10.33.1	Amendment to Change in Control Agreement - Keith J. Carlson	Exhibit 10.33.1 filed herewith

     (b)  Reports on Form 8-K:

Shortly after the close of the quarter ended June 30, 2002 the Company filed the following Current Reports on Form 8-K:

1.	On August 2, 2002, the Company flied a Form 8-K under Item 5 announcing a change to the date and time of its Annual Meeting of Shareholders from Thursday, September 12, 2002 at 10:00 a.m. to Wednesday, September 25, 2002 at 9:00 a.m.

2.	On July 9, 2002, the Company filed a Form 8-K under Item 5 announcing its financial results for the fourth quarter and year ended March 31, 2002. In addition, the Company restated their results of operations and the corresponding statements of financial condition for each of the years ended March 31, 1999 through March 31, 2001 and the quarters ended June 30, 2001, September 30, 2001 and December 31, 2001.

3.	On July 8, 2002, the Company filed a Form 8-K under Item 5 announcing the declaration of a dividend of U.S. $0.01 per share to shareholders of record on July 18, 2002 with a payable date of July 26, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ KEITH J. CARLSON Keith J. Carlson	President and Chief Executive Officer	August 9, 2002

/s/ BEVERLY YANOWITCH Beverly Yanowitch	Vice President and Chief Financial Officer	August 9, 2002