Form 10-Q
period 2002-09-30
MACKENZIE INVESTMENT MANAGEMENT INC
filed 2002-11-07
CIK 855711

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

As of November 6, 2002, there were 18,655,550 shares of the Registrant’s Common Stock, par value $.01 per share, issued and outstanding.

MACKENZIE INVESTMENT MANAGEMENT INC.

Index to Form 10-Q

Part I

FINANCIAL INFORMATION

		Page

Item 1.	CONDENSED FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations	2
	Condensed Consolidated Statement of Changes in
	Stockholders' Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5-7
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8-14
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14-15
Item 4.	CONTROLS AND PROCEDURES	15-16
	Part II
	OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS	16
Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	16
Item 3.	DEFAULTS UPON SENIOR SECURITIES	16
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16
Item 5.	OTHER INFORMATION	16
Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	17

PART 1. — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MACKENZIE INVESTMENT MANAGEMENT INC.
Condensed Consolidated Balance Sheets

	September 30,
	2002	March 31,
	(Unaudited)	2002

ASSETS:
Cash and cash equivalents	$45,820,255	$46,927,723
Marketable securities	1,763,521	2,271,247
Receivables:
Funds for fees and expense advances	969,445	1,645,813
Other	534,242	727,831
Property and equipment, net of accumulated depreciation of $769,089 as of September 30, 2002 and $926,346 as of March 31, 2002	2,215,518	2,493,398
Intangible assets, net of accumulated amortization of $11,050,949 as of September 30, 2002 and $10,430,035 as of March 31, 2002	2,414,046	3,034,960
Deferred selling commissions	2,959,509	3,302,695
Other assets	925,079	547,039

Total assets	$57,601,615	$60,950,706

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Payable to Funds for purchases of Funds’ shares and expense reimbursements	$148,551	$302,272
Accounts payable	1,047,136	234,702
Accrued expenses and other liabilities	2,282,254	3,253,239
Restructuring costs	—	224,835

Total liabilities	3,477,941	4,015,048

Commitments and contingencies
Stockholders’ equity:
Capital stock, $0.01 par value, 100,000,000 shares authorized; 18,655,550 shares issued and outstanding	186,556	186,556
Additional paid-in capital	38,609,953	38,609,953
Retained earnings	15,600,867	18,095,975
Accumulated other comprehensive (loss) income, net of tax	(273,702)	43,174

Total stockholders’ equity	54,123,674	56,935,658

Total liabilities and stockholders’ equity	$57,601,615	$60,950,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Management fees	$1,666,299	$3,139,254	$3,764,507	$6,883,285
Sub-advisory fees from Canadian Funds	1,455,542	1,781,059	3,117,307	3,731,896
12b-1 Service and Distribution fees	606,315	1,057,664	1,350,772	2,307,521
Transfer agent fees	—	—	—	627,384
Administrative services fees	199,241	346,994	445,543	758,496
Fund accounting fees	164,483	185,219	336,036	375,900
Underwriting fees	11,070	12,624	32,085	33,787
Redemption fees	169,245	222,412	356,305	548,149
Interest, dividends and other	197,088	325,974	402,294	839,896

	4,469,283	7,071,200	9,804,849	16,106,314

Expenses:
Sales literature, advertising and promotion	396,394	458,376	690,272	1,279,594
12b-1 Service fees	413,650	757,582	951,905	1,676,422
Employee compensation and benefits	2,555,508	3,273,954	5,588,556	6,896,164
Sub-advisory fees	56,101	72,475	120,435	163,443
Amortization of intangible assets	310,457	310,457	620,914	620,914
Amortization of deferred selling commissions	314,230	448,710	638,480	1,038,833
Depreciation	147,639	140,044	305,632	301,630
General and administrative	1,761,238	843,129	2,374,954	1,842,880
Occupancy and equipment rental	295,630	390,187	600,915	768,324
Reimbursement to Funds for expenses	459,291	532,146	917,782	973,833

	6,710,138	7,227,060	12,809,845	15,562,037

(Loss) income before income taxes	(2,240,855)	(155,860)	(3,004,996)	544,277
(Benefit) provision for income taxes	(458,473)	(33,694)	(696,444)	236,921

Net (loss) income	$(1,782,382)	$(122,166)	$(2,308,552)	$307,356

Basic (loss) earnings per share	$(0.10)	$(0.01)	$(0.12)	$0.02

Weighted average number of common shares outstanding used in basic calculation	18,655,550	18,667,529	18,655,550	18,667,529

Diluted (loss) earnings per share	$(0.10)	$(0.01)	$(0.12)	$0.02

Weighted average number of common and common equivalent shares outstanding used in diluted calculation*	18,655,550	18,667,529	18,655,550	18,677,962

•	Weighted average common stock equivalents of 523 and 993 for the three and six-month period ended September 30, 2002, respectively, and 495 for the three month period ended September 30, 2001 have been excluded from the diluted calculation, due to their anti-dilutive effect in a net loss period.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the six months ended September 30, 2002
(Unaudited)

					Accumulated
					Other
	Capital Stock		Additional		Comprehensive	Total
			Paid-in	Retained	Income (loss),	Stockholders'
	Shares	Amount	Capital	Earnings	net of tax	Equity

Balance, March 31, 2002	18,655,550	$186,556	$38,609,953	$18,095,975	$43,174	$56,935,658
Other comprehensive loss, net of tax	—	—	—	—	(316,876)	(316,876)
Cash dividends on common stock, $0.01 per share	—	—	—	(186,556)	—	(186,556)
Net loss for the period	—	—	—	(2,308,552)	—	(2,308,552)

Balance, September 30, 2002	18,655,550	$186,556	$38,609,953	$15,600,867	$(273,702)	$54,123,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net (loss) income	$(2,308,552)	$307,356
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	305,632	301,630
Loss on disposal of property and equipment	—	66,111
Amortization of intangible assets	620,914	620,914
Amortization of deferred selling commissions	638,480	1,038,833
Amortization of unearned compensation	—	80,068
Deferred tax (benefit) expense	(273,140)	298,407
Payment of deferred selling commissions	(295,294)	(296,059)
Change in assets and liabilities:
Receivables	869,957	1,114,764
Other assets	(23,912)	(505,074)
Payable to Funds for purchases of Funds’ shares and expense reimbursements	(153,721)	35,484
Restructuring costs	(224,835)	(1,300,746)
Accounts payable, accrued expenses and other liabilities	(48,356)	588,411

Net cash (used in) provided by operating activities	(892,827)	2,350,099

Cash flows from investing activities:
Purchases of property and equipment	(27,752)	(1,575,327)
Purchases of marketable securities	(333)	(1,314)

Net cash used in investing activities	(28,085)	(1,576,641)

Cash flows from financing activities:
Capital contribution	—	372,475
Dividends paid	(186,556)	(187,418)

Net cash (used in) provided by financing activities	(186,556)	185,057

Net (decrease) increase in cash and cash equivalents	(1,107,468)	958,515
Cash and cash equivalents, beginning of period	46,927,723	44,797,238

Cash and cash equivalents, end of period	$45,820,255	$45,755,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

MACKENZIE INVESTMENT MANAGEMENT INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2002
(Unaudited)

1.	Basis of Presentation

The unaudited interim condensed consolidated financial statements of Mackenzie Investment Management Inc. (“MIMI”) and its consolidated subsidiaries (the “Company”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these condensed consolidated financial statements include all appropriate adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the periods shown. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the six-month period ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for the year ended March 31, 2003 (See Note 6 “Sale and Dissolution of MIMI”). These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2002.

2.	Comprehensive (loss) income

For the three and six-month periods ended September 30, 2002 and 2001, comprehensive (loss) income consisted of the following:

	Three months ended		Six months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net (loss) income	$(1,782,382)	$(122,166)	$(2,308,552)	$307,356

Other comprehensive loss:
Unrealized holding losses arising during the period, net of tax	(235,184)	(233,957)	(316,876)	(216,986)

Other comprehensive loss	(235,184)	(233,957)	(316,876)	(216,986)

Comprehensive (loss) income	$(2,017,566)	$(356,123)	$(2,625,428)	$90,370

At September 30, 2002 and March 31, 2002, the Company’s accumulated other comprehensive (loss) income consists of unrealized appreciation and depreciation on marketable securities.

At September 30, 2002 and March 31, 2002, gross unrealized gains and losses on marketable securities were as follows:

	September 30,	March 31,
	2002	2002

Gross unrealized gains	$20,844	$69,223
Gross unrealized losses	(459,680)	—

Net unrealized (losses) gains	$(438,836)	$69,223

3.	Earnings Per Share

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted earnings (loss) per share for the three and six-month periods ended September 30, 2002 and 2001:

	Three months ended		Six months ended
	September 30,		September 30,

	2002	2001	2002	2001

Weighted average number of common shares outstanding used in basic calculation	18,655,550	18,667,529	18,655,550	18,667,529
Effect of dilutive stock options	—	—	—	10,433

Weighted average number of common and common equivalent shares outstanding used in the diluted calculation	18,655,550	18,667,529	18,655,550	18,677,962

Options to purchase common stock excluded from the computation of diluted earnings per share due to their antidilutive effect	1,079,000	1,446,000	1,079,000	1,435,567

4.	Restructuring

During the fourth quarter of the year ended March 31, 2001, the Company recorded a $3,032,000 restructuring charge to cover costs associated with the plan of outsourcing the transfer agency operations and downsizing the sales, marketing and other various support functions. During the same period, the Company made payments totaling approximately $1,262,000 for these costs. For the six-month period ended September 30, 2002, the Company made payments totaling approximately $225,000. As of September 30, 2002, all of the fiscal year 2001 restructuring costs have been paid in full.

5.	Intangible Assets

Intangible assets consist principally of the cost of investment advisory and service contracts. At September 30, 2002 and March 31, 2002, the gross cost of these assets was $13,464,994.

At September 30, 2002, the estimated remaining aggregate amortization expense for intangible assets is as follows:

Six months ended March 31, 2003	$620,900
Year ended March 31, 2004	1,241,800
2005	100,200
2006	100,200
2007	100,200
thereafter	250,700

Total	$2,414,000

6.	Sale and Dissolution of MIMI

On August 29, 2002, MIMI, Mackenzie Financial Corporation (“MFC”), the indirect parent of MIMI, and Ivy Acquisition Corporation (“IAC”), a wholly-owned subsidiary of MFC and majority shareholder of MIMI, entered into an agreement with Waddell & Reed Financial, Inc. (“W&R”), pursuant to which MIMI is being indirectly sold to W&R (the “Transaction”). In connection with the Transaction, MFC transferred its ownership interest in MIMI to IAC. The Transaction is structured as a dissolution followed by a stock purchase valued at approximately $74 million, subject to certain adjustments.

Following the expected approval by the MIMI shareholders of a plan of complete liquidation and dissolution of MIMI, MIMI will, upon dissolution, make a cash payment to shareholders of MIMI, other than IAC, and distribute all of its remaining assets and liabilities, including MIMI’s ownership interest in its subsidiaries, to IAC. MFC will then sell, and W&R has agreed to purchase, all of the outstanding shares of IAC, subject to certain closing conditions. Upon the closing of the Transaction, it is anticipated that MIMI will dissolve and each of MIMI’s subsidiaries will become wholly-owned subsidiaries of IAC and indirect wholly-owned subsidiaries of W&R.

In connection with the Transaction, which is scheduled to close in December 2002, the Company incurred certain transaction costs. Such costs, totaling approximately $807,000 for the three and six month periods ended September 30, 2002, are included in “General and administrative” expenses in the Statement of Operations. Such amounts are expensed as incurred.

7.	Cash Dividend on Common Stock

On July 8, 2002, the Company declared a $0.01 per common share cash dividend to shareholders of record on July 18, 2002. The dividend was paid on July 26, 2002.

8.	New Accounting Pronouncements

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

GENERAL

MIMI is a public company listed on the Toronto Stock Exchange. Its majority shareholder is Ivy Acquisition Corporation (“IAC”), which owns approximately 86% of the outstanding common shares of MIMI at September 30, 2002. During the three month period ended September 30, 2002, Mackenzie Financial Corporation (“MFC”) transferred its ownership interest in MIMI to IAC. IAC is a wholly owned subsidiary of MFC, a Toronto-based investment counsel and mutual fund management company. MFC is a wholly owned subsidiary of Investors Group Inc. MIMI is an investment adviser and has three wholly owned subsidiaries, as follows:

•	Ivy Management, Inc. (“IMI”), an investment adviser;

•	Ivy Mackenzie Distributors, Inc. (“IMDI”), a broker/dealer; and

•	Ivy Mackenzie Service Corp. (“IMSC”), formerly a transfer agent.

On August 29, 2002, MIMI, MFC, the indirect parent of MIMI, and IAC, a wholly-owned subsidiary of MFC and majority shareholder of MIMI, entered into an agreement with Waddell & Reed Financial, Inc. (“W&R”), pursuant to which MIMI is being indirectly sold to W&R (the “Transaction”). In connection with the Transaction, MFC transferred its ownership interest in MIMI to IAC. The Transaction is structured as a dissolution followed by a stock purchase valued at approximately $74 million, subject to certain adjustments.

Following the expected approval by the MIMI shareholders of a plan of complete liquidation and dissolution of MIMI, MIMI will, upon dissolution, make a cash payment to shareholders of MIMI, other than IAC, and distribute all of its remaining assets and liabilities, including MIMI’s ownership interest in its subsidiaries, to IAC. MFC will then sell, and W&R has agreed to purchase, all of the outstanding shares of IAC, subject to certain closing conditions. Upon the closing of the Transaction, it is anticipated that MIMI will dissolve and each of MIMI’s subsidiaries will become wholly-owned subsidiaries of IAC and indirect wholly-owned subsidiaries of W&R.

The Company’s principal business activities are carried on solely in the United States and include:

•	Managing public mutual funds offered in the U.S. by Ivy Fund (the “U.S. Funds”) which is a U.S. open-end series investment company registered under the Investment Company Act of 1940, as amended;

•	Providing investment advisory services to the U.S. Funds and sub-advisory services to fifteen Universal Funds at September 30, 2002 sold only in Canada and managed by MFC (the “Canadian Funds”);

•	Providing sub-advisory services to three Premier Funds (the “Premier Funds”) at September 30, 2002 sold in the U.K., Ireland and Luxembourg and managed by Premier Asset Management PLC (“Premier”); MFC has a less than 25% beneficial interest in Premier as of September 30, 2002;

•	Underwriting, selling and otherwise distributing redeemable shares of the U.S. Funds in the U.S. through various distribution channels; and

•	Providing administrative and fund accounting services to the U.S. Funds.

The Company derives its revenues principally from on-going management fees and sub-advisory fees, calculated as a percentage of average daily net assets under management, and from fees related to services performed for the U.S. Funds under contracts for administrative and fund accounting services. The level of net assets under management is affected by gross sales, redemptions and changes in market values of the mutual fund’s portfolio of investments. As the level of assets under management fluctuates so do management, sub-advisory, distribution, and administrative services fee revenue.

RESULTS OF OPERATIONS

Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001

Assets Under Management

Average net assets under management for the U. S. Funds decreased $633 million, or 43%, to $842 million for the six-month period ended September 30, 2002, from $1,475 million for the six-month period ended September 30, 2001. The Canadian Funds’ average net assets decreased to $1,416 million for the six-month period ended September 30, 2002 from $2,031 million for the six-month period ended September 30, 2001, representing a decrease of $615 million or 30%.

The comparison of net assets under management for the U.S. Funds, Canadian Funds and Premier Funds is as follows:

(In millions, except percentages)

	Six Months Ended		Dollar	Percent
	September 30,

U.S. Funds:	2002	2001	Change	Change

Beginning net assets, March 31st	$1,005	$1,587	($582)	(36.7)
Period activity:
Sales	110	204	(94)	(46.1)
Redemptions	(232)	(423)	(191)	(45.2)

Net Sales (Redemptions)	(122)	(219)	97	44.3
Market Appreciation (Depreciation)	(231)	(238)	7	2.9

Ending net assets, September 30th	$652	$1,130	(478)	(42.3)
Canadian Funds’ net assets at September 30th:	$1,151	$1,626	(475)	(29.2)
Premier Funds’ net assets at September 30th:	$41	$42	(1)	(2.4)

Ivy International Fund continues to represent a significant portion of the assets under management and the underlying net redemption activity. The following chart reflects this concentration:

(In millions, except percentages)

	Six Months
	ended September 30,		Changes

	2002	2001	$	%

U.S. Funds’ net assets at September 30th	$652	$1,130	(478)	(42.3)
Ivy International Fund’s net assets at September 30th	213	514	(301)	(58.6)
as a percent of U.S. Funds’ net assets	32.7%	45.5%
U.S. Funds’ sales	$110	$204	(94)	(46.1)
Ivy International Fund’s sales	52	105	(53)	(50.5)
as a percent of U.S. Funds’ sales	47.3%	51.5%
U.S. Funds’ redemptions	$232	$423	(191)	(45.2)
Ivy International Fund’s redemptions	116	227	(111)	(48.9)
as a percent of U.S. Funds’ redemptions	50.0%	53.7%
Net sales/(redemptions) excluding Ivy International Fund	$(58)	$(97)	39	40.2

Revenues

As described in further detail below, total revenues decreased by 39% for the six-month period ended September 30, 2002 as compared to the six-month period ended September 30, 2001.

Management fees decreased 45% for the six-month period ended September 30, 2002 as compared to the six-month period ended September 30, 2001 as a result of the decrease in the U.S. Funds’ net assets under management.

Sub-advisory fees from the Canadian Funds decreased 16% for the six-month period ended September 30, 2002 as compared to the six-month period ended September 30, 2001 as a result of the decrease in the average net assets of the Canadian Funds.

12b-1 Service and Distribution fees decreased 41% for the six-month period ended September 30, 2002 as compared to the six-month period ended September 30, 2001 due to the decrease in the U.S. Funds’ net assets under management.

Administrative services, fund accounting and transfer agent fees collectively decreased 56% for the six-month period ended September 30, 2002 as compared to the six-month period ended September 30, 2001 due to the decline in net assets under management and the outsourcing of the Company’s internal transfer agency as of June 30, 2001.

For the six-month period ended September 30, 2002 as compared to the six-month period ended September 30, 2001, underwriting fees have been consistent due to comparable Class A share sales sold subject to an initial sales charge and redemption fees have decreased 35%, due to a decrease in redemptions of Class B and C shares.

Interest, dividends and other revenue decreased 52% for the six-month period ended September 30, 2002 compared to the six-month period ended September 30, 2001 due to a decrease in investment income earned as a result of declining interest rates.

Expenses

As described in further detail below, total expenses for the six-month period ended September 30, 2002 decreased 18% compared to the six-month period ended September 30, 2001.

Sales literature, advertising and promotion decreased 46% for the six-month period ended September 30, 2002 compared to the six-month period ended September 30, 2001 due to a reduction in expenditures on advertising and other promotional activities in line with our general cost-savings efforts.

12b-1 Service fees paid to broker/dealers decreased 43% for the six-month period ended September 30, 2002 compared to the six-month period ended September 30, 2001 due to the decrease in net assets under management.

Employee compensation and benefits decreased 19% for the six-month period ended September 30, 2002 compared to the six-month period ended September 30, 2001. The decrease is due to an overall decrease in the number of employees as of September 30, 2002, which was 74 as compared to 89 at September 30, 2001, a comparative decrease of 17%.

Amortization of deferred selling commissions decreased 39% for the six-month period ended September 30, 2002 compared to the six-month period ended September 30, 2001 due to a lower Class B and C share asset base as a result of Class B and C share sale and redemption activity.

General and administrative expenses increased 29% for the six-month period ended September 30, 2002 compared to the six-month period ended September 30, 2001. The increase was attributable to approximately $807,000 in transaction costs incurred in the current period in connection with the indirect sale of MIMI to W&R (See Note 6 “Sale and Dissolution of MIMI”). The effect of the transaction costs was partially offset by the general cost savings realized as a result of the fiscal year 2001 restructuring, specifically the outsourcing of the transfer agency.

Occupancy and equipment rental decreased 22% for the six-month period ended September 30, 2002 compared to the six-month period ended September 30, 2001. The decrease is due to the portion of the current fiscal year occupancy expense that was accrued as part of the restructuring charge recorded in fiscal year 2001. Excluding the impact of the restructuring charge, occupancy and equipment rental expenses would have been comparative period to period.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Assets Under Management

Average net assets under management for the U.S. Funds decreased $594 million, or 44%, to $744 million for the three-month period ended September 30, 2002 from $1,338 million for the three-month period ended September 30, 2001. The Canadian Funds’ average net assets decreased to $1,261 million for the three-month period ended September 30, 2002 from $1,884 million for the three-month period ended September 30, 2001, representing a decrease of $623 million or 33%.

The change in net assets under management for the U.S. Funds is as follows:

(In millions, except percentages)

	Three Months Ended
	September 30,
			Dollar	Percent
U.S. Funds:	2002	2001	Changes	Changes

Beginning net assets, June 30th	$869	$1,523	$(654)	(42.9)
Period activity:
Sales	56	48	8	16.7
Redemptions	(114)	(165)	(51)	(30.9)

Net Sales (Redemptions)	(58)	(117)	59	50.4
Market Appreciation (Depreciation)	(159)	(276)	117	42.4

Ending net assets, September 30th	$652	$1,130	(478)	(42.3)

Ivy International Fund continues to represent a significant portion of the assets under management and the underlying net redemption activity. The following chart reflects this concentration:

(In millions, except percentages)

	Three Months
	ended September 30,		Changes

	2002	2001	$	%

U.S. Funds’ net assets at September 30th	$652	$1,130	$(478)	(42.3)
Ivy International Fund’s net assets at September 30th	213	514	(301)	(58.6)
As a percent of U.S. Funds’ net assets	32.7%	45.5%
U.S. Funds’ sales	$56	$48	$8	16.7
Ivy International Fund’s sales	30	31	(1)	(3.2)
As a percent of U.S. Funds’ sales	53.6%	64.6%
U.S. Funds’ redemptions	$114	$165	$(51)	(30.9)
Ivy International Fund’s redemptions	60	87	(27)	(31.0)
As a percent of U.S. Funds’ redemptions	52.6%	52.7%
Net sales/(redemptions) excluding Ivy International Fund	$(28)	$(61)	$33	54.1

Revenues

As described in further detail below, total revenues decreased by 37% for the three-month period ended September 30, 2002 as compared to the three-month period ended September 30, 2001.

Management fees decreased 47% for the three-month period ended September 30, 2002 as compared to the three-month period ended September 30, 2001 as a result of the decrease in the U.S. Funds’ net assets under management.

Sub-advisory fees from the Canadian Funds decreased 18% for the three-month period ended September 30, 2002 as compared to the three-month period ended September 30, 2001 as a result of the decrease in the average net assets of the Canadian Funds.

12b-1 Service and Distribution fees decreased 43% for the three-month period ended September 30, 2002 as compared to the three-month period ended September 30, 2001 due to the decrease in the U.S. Funds’ net assets under management.

Administrative services and fund accounting fees collectively decreased 32% for the three-month period ended September 30, 2002 as compared to the three-month period ended September 30, 2001 due to a decline in net assets under management.

For the three-month period ended September 30, 2002 as compared to the three-month period ended September 30, 2001, underwriting fees have decreased 12% due to a decline in Class A sales. Redemption fees have decreased 24%, due to decreases in redemptions of Class B and C shares.

Interest, dividends and other revenue decreased 40% for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001 due to a decrease in investment income earned as a result of declining interest rates.

Expenses

As described in further detail below, total expenses for the three-month period ended September 30, 2002 decreased 7% compared to the three-month period ended September 30, 2001.

Sales literature, advertising and promotion decreased 14% for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001 due to a reduction in expenditures on advertising and other promotional activities in line with our general cost-savings efforts.

12b-1 Service fees paid to broker/dealers decreased 45% for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001 due to the decrease in net assets under management.

Employee compensation and benefits decreased 22% for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001. The decrease is due to an overall decrease in the number of employees as of September 30, 2002, which has decreased 17% to 74 as compared to 89 at September 30, 2001.

Amortization of deferred selling commissions decreased 30% for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001 due to a lower Class B and C share asset base as a result of Class B and C share sale and redemption activity.

General and administrative expenses increased 109% for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001. The increase was attributable to: (1) an increase in legal and insurance costs and (2) approximately $807,000 in transaction costs incurred in the current period in connection with the indirect sale of MIMI to W&R (See Note 6 “Sale and Dissolution of MIMI”).

Occupancy and equipment rental decreased 24% for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001. The decrease is due to the portion of the current fiscal year occupancy expense that was accrued as part of the restructuring charge recorded in fiscal year 2001. Excluding the impact of the restructuring charge, occupancy and equipment rental expenses would have been comparative period to period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources at September 30, 2002 were primarily derived from historical operating cash flows received by the Company from managing and providing investment advisory services to the Ivy Funds and from providing sub-advisory services to the Canadian Funds. The Company manages its resources to ensure the availability of sufficient cash flows to meet all of its financial commitments. The Company believes the cash and cash equivalents at September 30, 2002, will be sufficient to meet working capital requirements and required capital expenditures for at least the next twelve months although the Company anticipates the dissolution of the Company in connection with the acquisition by W&R which is scheduled to close in December 2002 (see Note 6, “Sale and Dissolution of MIMI”).

The Company’s cash and cash equivalents decreased by approximately $1,107,000 for the six-month period ended September 30, 2002. The decrease resulted from: (1) cash used in operating activities of approximately $893,000, primarily related to the net loss for the period, reductions in accrued expenses and other liabilities, restructuring costs and the payment of deferred selling commissions; (2) cash used in investing activities of approximately $28,000, primarily related to purchases of property and equipment; and (3) cash used in financing activities of approximately $187,000 for the payment of cash dividends on common stock.

The payment of deferred selling commissions to broker/dealers was approximately $295,000 for the six-month period ended September 30, 2002 as compared to approximately $296,000 for the six-month period ended September 30, 2001. Class B and C fund share sales were consistent during the six-month period ended September 30, 2002. Commission payments made during the six-month periods ended September 30, 2002 and 2001 were funded internally from operations.

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

Absence of Public Trading Market

IAC, which is a wholly owned subsidiary of MFC, owns approximately 86% of the issued and outstanding common shares of the Company as of September 30, 2002. The shares have been thinly traded. Further, the number of common shares of MIMI held by persons other than IAC is very small by market standards and this may have an adverse impact on liquidity and trading of the common shares.

Item 4. Controls and Procedures

For the period ending September 30, 2002 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, the President and Chief Executive Officer and the Vice President and Chief Financial Officer concluded that, as of September 30, 2002, the Company’s disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission.

Additionally, the President and Chief Executive Officer and Vice President and Chief Financial Officer determined, as of September 30, 2002, that there were no significant changes in our internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are currently no material legal proceedings pending to which the Company or any of its subsidiaries is a party or of which any of its property is the subject. Further, there are no material legal proceedings to which any director, officer, or affiliate of the Company or any associate thereof is a party, which is adverse to the Company. There are no material administrative or judicial proceedings pending or known to be contemplated by any governmental authorities.

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on September 25, 2002, the election of the Board of Directors’ nominees was approved and the appointment of the auditors and the authorization of the Board of Directors to fix the remuneration of the auditors was approved.

Item 1: The shareholders voted to elect the nominees for directors as follows:

Name	Votes For	Votes Against	Abstentions

James W. Broadfoot III	16,135,685	—	400
Keith J. Carlson	16,135,685	—	400
Alan J. Dilworth	16,135,685	—	400
James L. Hunter	16,135,685	—	400
Ed Lill	16,135,685	—	400
Neil Lovatt	16,135,685	—	400
Alasdair J. McKichan	16,135,685	—	400
Allan S. Mostoff	16,135,685	—	400
Michael R. Peers	16,135,685	—	400

Item 2: The shareholders voted to approve the appointment of PricewaterhouseCoopers LLP as the Company’s auditors and for the directors to fix the remuneration of the auditors as follows:

Votes For	Votes Against	Abstentions

16,135,685	—	400

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits:

     The following exhibit is filed herewith or incorporated by reference as indicated below.

Exhibit #	Description	Document if Incorporated by Reference

2.1	Stock Purchase Agreement, dated as of August 29, 2002, by and among Mackenzie Financial Corporation, Mackenzie Investment Management Inc., Ivy Acquisition Corporation and Waddell & Reed Financial, Inc.	Previously filed as Appendix B to the Company’s preliminary proxy statement on Schedule 14A, as filed with the Securities and Exchange Commission on September 20, 2002 and incorporated herein by reference.
2.2	Plan of Complete Liquidation and Voluntary Dissolution	Previously filed as Appendix A to the Company’s preliminary proxy statement on Schedule 14A, as filed with the Securities and Exchange Commission on September 20, 2002 and incorporated herein by reference.
10.51	Transaction Bonus – Summary	Filed herewith
99.1	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith
99.2	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith

  (b) Reports on Form 8-K:

The Company filed the following Current Reports on Form 8-K during the quarter ended September 30, 2002:

1.	On September 6, 2002, the Company filed a Form 8-K under Item 5 announcing a definitive agreement respecting the sale of the Company and its entire operations to Waddell & Reed Financial, Inc.

2.	On August 2, 2002, the Company filed a Form 8-K under Item 5 announcing a change to the date and time of its Annual Meeting of Shareholders from Thursday, September 12, 2002 at 10:00 am to Wednesday, September 25, 2002 at 9:00 am.

3.	On July 9, 2002, the Company filed a Form 8-K under Item 5 announcing its financial results for the fourth quarter and year ended March 31, 2002. In addition, the Company restated their results of operations and the corresponding statements of financial condition for each of the years ended March 31, 1999 through March 31, 2001 and the quarters ended June 30, 2001, September 30, 2001 and December 31, 2001.

4.	On July 8, 2002, the Company filed a Form 8-K under Item 5 announcing the declaration of a dividend of U.S. $0.01 per share to shareholders of record on July 18, 2002 with a payable date of July 26, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ KEITH J. CARLSON Keith J. Carlson	President and Chief Executive Officer	November 7, 2002

/s/ BEVERLY YANOWITCH Beverly Yanowitch	Vice President and Chief Financial Officer	November 7, 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 302 OF
THE SARBANES OXLEY ACT OF 2002

I, Keith J. Carlson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mackenzie Investment Management Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KEITH J. CARLSON Keith J. Carlson Chief Executive Officer	November 7, 2002 Date

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 302 OF
THE SARBANES OXLEY ACT OF 2002

I, Beverly Yanowitch, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mackenzie Investment Management Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BEVERLY YANOWITCH Beverly Yanowitch Chief Financial Officer	November 7, 2002 Date