Form 10-Q/A
period 2002-09-30
MACKENZIE INVESTMENT MANAGEMENT INC
filed 2002-12-10
CIK 855711

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

     As of December 10, 2002, there were 18,655,550 shares of the Registrant’s Common Stock, par value $.01 per share, issued and outstanding.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

     The following exhibit is filed herewith or incorporated by reference as indicated below.

Exhibit #	Description	Document if Incorporated by Reference

10.39.1	Amendment to Change in Control Agreement – Stephen Barrett	Exhibit 10.39.1 filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ KEITH J. CARLSON Keith J. Carlson	President and Chief Executive Officer	December 10, 2002

/s/ BEVERLY YANOWITCH Beverly Yanowitch	Vice President and Chief Financial Officer	December 10, 2002

3